Form 10-Q
period 2015-04-30
Tapioca Corp
filed 2015-06-04
CIK 1628468

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2015

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-201037

TAPIOCA CORP.

(Exact name of registrant as specified in its charter)

Nevada	35-2507568
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

Lasi, Vasile Lupu nr. 83, bl. D1, sc. B, Suite 37

Romania

(Address of principal executive offices and Zip Code)

+ 4 (0373) 78 12 42(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of June 4, 2015 there were 3,500,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TAPIOCA CORP.

FINANCIAL REPORTS
AT
April 30, 2015

TAPIOCA CORP.

TABLE OF CONTENT

Balance Sheets at April 30, 2015 (Unaudited) and October 31, 2014	4

Statement of Operations for the three and six months ended April 30, 2015 (Unaudited)	5

Statement of Cash Flows for the six months ended April 30, 2015 (Unaudited)	6

Notes to the Financial Statements (unaudited)	7

TAPIOCA CORP.

Condensed Balance Sheets

(Expressed in US Dollars)

	April 30, 2015 $	October 31, 2014 $
	(Unaudited)	(Audited)

ASSETS

Current assets

Cash	274	1,425
Total current assets	274	1,425

Fixed Assets

Equipment	7,000	7,000
Accumulated Amortization	(467)	-
Total Fixed Assets	6,533	7,000

Total assets	6,807	8,425

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Loan from director	9,450	5,000

Total liabilities	9,450	5,000

Stockholders’ equity (deficit)

Common stock: 75,000,000 shares authorized, $0.001 par value; 3,500,000 shares issued and outstanding	3,500	3,500

Deficit	(6,143)	(75)

Total stockholders’ equity (deficit)	(2,643)	3,425

Total liabilities and stockholders’ equity (deficit)	6,807	8,425

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Condensed Statements of Operations

(Expressed in US Dollars)

(unaudited)

	Three months ended April 30, 2015 $	Six months ended April 30, 2015 $

Revenue	-	1,180
Cost of Goods Sold	-	(200)
Gross Profit	-	980

Expenses

General and Administrative Expenses	3,301	7,048

Total expenses	3,301	7,048

Net income (loss) from operations	(3,301)	(6,068)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	3,500,000	3,500,000

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Condensed Statements of Cash Flows

(Expressed in US Dollars)

(unaudited)

Six months ended April 30, 2015 $

Operating activities

Net loss for the period	(6,068)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	467

Net cash provided by (used in) operating activities	(5,601)

Investing activities

Purchase of Equipment	-

Net cash provided by (used in) investing activities	-

Financing activities

Proceeds from director	4,450

Net cash provided by financing activities	4,450

Decrease in cash	(1,151)

Cash, beginning of period	1,425

Cash, end of period	274

Supplemental Disclosures:
Interest paid	–
Income taxes paid	–

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

April 30, 2015

(Expressed in US Dollars)

(unaudited)

1.

Nature of Operations

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of April 30, 2015.

TAPIOCA CORP. (“the Company”, “we”, “us” or “our”) was incorporated in the State of Nevada on April 18, 2014. We are a development-stage company formed to sell Bubble Tea from mobile stands in Romania.

2.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has capital working capital deficit, has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time and currently does not have the funding available to implement its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

3.

 SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending April 30, 2015

TAPIOCA CORP.

Notes to the Condensed Financial Statements

April 30, 2015

(Expressed in US Dollars)

(unaudited)

3.        SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $274 of cash as of April 30, 2015.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2:  defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

April 30, 2015

(Expressed in US Dollars)

(unaudited)

3.        SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the six months period ended April 30, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception there were no differences between our comprehensive loss and net loss.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

April 30, 2015

(Expressed in US Dollars)

(unaudited)

3.        SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”.  The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively.  The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

4.

LOAN FROM DIRECTOR

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the period from April 18, 2014 (Inception) to April 30, 2015, our sole director has loaned to the Company $9,450.

The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $9,450 as of April 30, 2015.

5.

 COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 17, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

There were 3,500,000 shares of common stock issued and outstanding as of April 30, 2015.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

April 30, 2015

(Expressed in US Dollars)

(unaudited)

6.

 COMMITMENTS AND CONTINGENCIES

None

7.

 INCOME TAXES

As of October 31, 2014, the Company had net operating loss carry forwards of approximately $75 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

October 31, 2014
Federal income tax benefit attributable to:
Current Operations	$ 26
Less: valuation allowance	(26)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

October 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 26
Less: valuation allowance	(26)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $75 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

April 30, 2015

(Expressed in US Dollars)

(unaudited)

8.

 SUBSEQUENT EVENTS

Tapioca Corps’s management has evaluated events occurring between October 31, 2014 and May 22, 2015, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 22, 2015, including the estimates inherent in the processing of the financial statements.

Tapioca Corps’s management has evaluated events occurring between October 31, 2014 and May 22, 2015, which is the date of the financial statements were available to be issued, and has recognized in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at May 22, 2015, including the estimates inherent in the processing of the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report and other reports filed by Tapioca Corp.  (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Overview

We were incorporated in Nevada on April 18, 2014 and established a fiscal year end of October 31.  We are in the business of selling Bubble Tea from mobile stands in Romania.  Our model is kiosk-based operations that rely heavily on pass-by traffic. Because of it, we are looking for locations with existing traffic, such as shopping malls, street corners, flea markets, schools, colleges, universities, transportation hubs, such as bus, ferries, or train stations. At the same time, mobility of our  kiosks allows us to place them temporarily  in expo shows, sport games and concerts. The strategic role of Tapioca Corp. is centered around three objectives:

•

To stay at the forefront as the market leader in innovative product introductions and successful product launches;

•

To strengthen and satisfy the needs of the more adventurous Generation Y consumers with a new eye-catching and Functional product;

•

To become the market leader in the functional drinks segment with increased market shares.

We have begun by purchasing one Bubble Tea machine and stand placed in Magurele,  Bucharest-Ilfov, Muntenia, Romania on March 1, 2015. Our next planned phase is to place our equipment in the malls in Bucharest and the Metropolitan area. We plan to spread our operation throughout Romania’s major cities: Bucharest, Iași and Cluj. We have not decided on the future size or cost of our expansion at this time. We will be following our business plan from one city to another.  The expansion will be funded from our future revenues and additional sale of our shares. The time frame of the expansion will depend solely on the availability of funding from the revenue.

The business steps are as follows:

a)	Purchase additional equipment and Mall Customized Bubble Tea Stands from China
b)	Buy necessary supplies locally or within the European Union.
c)	Place stands

PRODUCT

Our product will be Tapioca Bubble Tea. Bubble tea is a mixture of iced or hot sweetened tea, milk, and often other flavors. The distinctive characteristics of Bubble Tea are the black gummy balls made of tapioca, or, more commonly in East Asia, yam starch-, called “pearls” or “boba” or balls that sit at the bottom of the cup. The pearls are larger than those found in tapioca pudding, with a diameter of at least 6 millimeters, but smaller ones are occasionally used. They are generally translucent brown with a darker brown center, although pearls of other colors or ‘Jelly cubes’ have also recently become available. The original Bubble Tea consisted of a hot Taiwanese black tea, tapioca pearls, condensed milk, and honey. As this drink became more popular, variations were created. Initially iced versions with a hint of peach or plum flavors began to appear, and then more fruit flavors were added. They usually contain colored pearls that are chosen to match whatever fruit juice is used, in addition to brightly colored oversize straws for sucking up the pearls.

Bubble tea is generally split into two types: fruit-flavored teas, and milk teas. Milk teas may use dairy or non-dairy creamers. The mixtures that make up Bubble Tea vary. Several examples of flavors are strawberry,  passion fruit, mango, chocolate, and coconut, and may be added in the form of powder, fruit juice, pulp, or syrup to hot black or green tea, which is shaken in a cocktail shaker or mixed in a blender with ice until chilled. The mixture is usually combined with milk and cooked tapioca pearls.

These tapioca pearls are made mostly of tapioca starch, which comes from the tapioca, or bitter-cassava plant. In other parts of the world, the bitter-cassava plant may be called manioca or yucca. Cassava is native to South America, and was introduced to Asia in the 1800s. The balls are prepared by boiling for 25 minutes, until they are cooked thoroughly but have not lost pliancy, and then cooled for 25 minutes. After cooking they last about 7 hours. The pearls have little taste, and are usually soaked in sugar or honey solutions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Tree and Six Months Ended April 30, 2015

For the three and six months ended April 30, 2015, the Company had total revenue of $0, and $1,180 respectively. We expect to generate revenue as we expand our business operations.

Total operating expenses for the three and six months ended April 30, 2015 were $3,301 and $ 7,047 respectively.  Included in total operating expenses were amortization and depreciation expense, professional fees and regulatory filing expenses.

The net loss for the three and six months ended April 30, 2015 was $3,301 and $6,068 respectively.

Liquidity and Capital Resources and Cash Requirements

At April 30, 2015, the Company had cash of $ 274. Furthermore, the Company had a working capital deficit of $9,176 compared with $3,575 at October 31, 2014. The increase in working capital deficit is attributed to the use of cash for day-to-day obligations.

During the six months ended April 30, 2015, the Company used $5,601 of cash for operating activities.

During the six months ended April 30, 2015, the Company did not used cash for investing activities.

During the six months ended April 30, 2015, the Company received $4,450 of cash from financing activities.

As of April 30, 2015, we financed our working capital requirements with issuance of shares and loans from the director.

We are planning to raise $100,000 through public offering. There is no assurance that full amount, or any amount, will be obtained. The following table sets forth the uses of proceeds for the twelve months assuming the funding of 25%, 50%, 75%, and 100%, respectively:

	25,000	50,000	75,000	100,000
Legal and professional fees (associated with maintaining reporting status).	$10,000	$10,000	$10,000	$10,000
Permits	$20	$40	$80	$120
Lease	$5,400	$10,800	$21,600	$32,400
Developing website/hosting	$650	$3,000	$3,000	$3,000
Number of Additional Locations	1	2	4	6
Additional Equipment and Stands	$7,000	$14,000	$28,000	$42,000
Marketing and Advertising	$1,680	$9,660	$9,320	$8,980
Office	$0	$2,000	$2,000	$2,000
Supplies	250	500	1,000	1,500

There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon public offering and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Future Financing Requirements

We will need to obtain proper funding from equity and/or additional debt financing in order to be able to fulfill our projections. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our business objectives and will greatly affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long‐lived assets, impairment of goodwill, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

Revenues are recognized when sale of product has been completed. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the Notes to the Condensed Financial Statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. None of the new accounting standards are anticipated to materially impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of April 30, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a‐15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 using the criteria established in “Internal Control ‐ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

 We did not maintain appropriate financial reporting controls – As of April 30, 2015, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at April 30, 2015, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to April 30, 2015, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

GILLESPIE & ASSOCIATES, PLLC, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of April 30, 2015  pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this quarterly report.

The Company has changed its auditors from Harris & Gillespie CPA’s PPLC to Gillespie & Associates, PLLC due to the dissolution of the former on January 15, 2015.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through January 15, 2015, there were no disagreements (as defined in Item 304 of Regulation S-K) with the Harris & Gillespie Entity on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Harris & Gillespie Entity, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through January 15, 2015, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no defaults upon senior securities during the quarter ended April 30, 2015

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended April 30, 2015

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPIOCA CORP.
(Registrant)

Dated: June 4, 2015
	By:	/s/ Slav Serghei
		Name:	Slav Serghei
		Title:	Principal Executive, Financial Officer and
Chief Accounting Officer