Form 10-Q
period 2015-07-31
Tapioca Corp
filed 2015-08-27
CIK 1628468

UNITED STATESSECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2015

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

+ 4 (0373) 78 12 42

(Registrant’s telephone number, including area code)

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

Yes [X] No [  ]

As of August 27, 2015 there were 5,460,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TAPIOCA CORP.

FINANCIAL REPORTS
AT
July 31, 2015

TAPIOCA CORP.

TABLE OF CONTENT

Condensed Balance Sheets at July 31, 2015 (Unaudited) and October 31, 2014 (Unaudited)	4

Condensed Statement of Operations for the three and nine months ended July 31, 2015 (Unaudited)	5

Condensed Statement of Cash Flows for the nine months ended July 31, 2015 (Unaudited)	6

Notes to the Condensed Financial Statements (Unaudited)	7

TAPIOCA CORP.

Condensed Balance Sheets

(Expressed in US Dollars)

(Unaudited)

	July 31, 2015 $	October 31, 2014 $
	(Unaudited)	(Unaudited)

ASSETS

Current assets

Cash	1,704	1,425
Total current assets	1,704	1,425

Fixed Assets

Equipment	7,000	7,000
Accumulated Depreciation	(816)	-
Total Fixed Assets	6,184	7,000

Total assets	7,888	8,425

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Loan from director	9,450	5,000

Total liabilities	9,450	5,000

Stockholders’ equity (deficit)

Common stock: 75,000,000 shares authorized, $0.001 par value; 5,460,000 and 3,500,000 shares issued and outstanding respectively	5,460	3,500
Additional paid-in capital	17,640
Deficit	(24,662)	(75)

Total stockholders’ equity (deficit)	(1,562)	3,425

Total liabilities and stockholders’ equity (deficit)	7,888	8,425

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Condensed Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three months ended July 31, 2015 $	Nine months ended July 31, 2015 $

Revenue	-	1,180
Cost of Goods Sold	-	(200)
Gross Profit	-	980

Expenses

General and Administrative Expenses	18,520	25,567

Total expenses	18,520	25,567

Net income (loss) from operations	(18,520)	(24,587)

Loss per share, basic and diluted	(0.00)	(0.01)

Weighted average shares outstanding	4,747,174	3,920,293

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Condensed Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

Nine months ended July 31, 2015 $

Operating activities

Net loss for the period	(24,587)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	816

Net cash provided by (used in) operating activities	(23,771)

Investing activities

Purchase of Equipment	-

Net cash provided by (used in) investing activities	-

Financing activities

Proceeds from director	4,450
Issuance of shares	19,600

Net cash provided by financing activities	24,050

Decrease in cash	279

Cash, beginning of period	1,425

Cash, end of period	1,704

Supplemental Disclosures:
Interest paid	–
Income taxes paid	–

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

July 31, 2015

(Expressed in US Dollars)

(Unaudited)

1.

Nature of Operations

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of July 31, 2015.

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

3.

 SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending July 31, 2015

TAPIOCA CORP.

Notes to the Condensed Financial Statements

July 31, 2015

(Expressed in US Dollars)

(Unaudited)

3.        SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,704 of cash as of July 31, 2015, and 1,425 as of October 31, 2014.

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

July 31, 2015

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

For the nine months period ended July 31, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

July 31, 2015

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

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

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

During the period from April 18, 2014 (Inception) to July 31, 2015, our sole director has loaned to the Company $9,450.

The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $9,450 as of July 31, 2015.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

July 31, 2015

(Expressed in US Dollars)

(Unaudited)

5.

 COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 17, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between November 01, 2014 and July 31, 2015, the Company sold 1,960,000 shares of common stock for net cash proceeds of $19,600 at $0.01 per share.

There were 5,460,000 shares of common stock issued and outstanding as of July 31, 2015.

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

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

TAPIOCA CORP.

Notes to the Condensed Financial Statements

July 31, 2015

(Expressed in US Dollars)

(Unaudited)

7.-INCOME TAXES (CONTINUED)

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

8.

 SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from July  31, 2015 to the date these financial statements were issued, August 17, 2015 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Tree and Nine months Ended July 31, 2015

For the three and nine months ended July 31, 2015, the Company had total revenue of $0, and $1,180 respectively. We expect to generate revenue as we expand our business operations.

Total operating expenses for the three and nine months ended July 31, 2015 were $18,520 and $ 25,567 respectively.  Included in total operating expenses were amortization and depreciation expense, professional fees, regulatory filing expenses and transfer agent fees.

The net loss for the three and nine months ended July 31, 2015 was $18,520 and $24,587 respectively.

Liquidity and Capital Resources and Cash Requirements

At July 31, 2015, the Company had cash of $ 1,704. Furthermore, the Company had a working capital deficit of $7,746 compared with $3,575 at October 31, 2014. The increase in working capital deficit is attributed to the use of cash for day-to-day obligations.

During the nine months ended July 31, 2015, the Company used $23,771 of cash for operating activities.

During the nine months ended July 31, 2015, the Company did not used cash for investing activities.

During the nine months ended July 31, 2015, the Company received $24,050 of cash from financing activities, from which $19,600 was from share issuance and $4,450 was loan from a director.

As of July 31, 2015, we financed our working capital requirements with issuance of shares and loans from the director.

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

Effect of New Accounting Standards

See Note 3, “Summary of Significant Accounting Policies,” included in the Notes to the Condensed Financial Statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. None of the new accounting standards are anticipated to materially impact us.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015 using the criteria established in “Internal Control ‐ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

 We did not maintain appropriate financial reporting controls – As of July 31, 2015, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at July 31, 2015, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to July 31, 2015, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

On June 16, 2015, Harris & Gillespie CPA’S, PLLC (the “Former Accountant”) was deregistered per PCAOB Release No. 105-2015-011. As a result of the transaction, on June 3, 2015, the Former Accountant resigned as the Company’s independent registered public accounting firm and the Company engaged Michael Gillespie & Associates, PLLC (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s Board of Directors.

The Former Accountant’s audit report on the financial statements of the Company for the fiscal year ended October 31, 2014 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the fiscal year ended October 31, 2014 contained an uncertainty about the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through June 3, 2015, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the Company’s two most recent fiscal years, the subsequent interim periods thereto, and through June 3, 2015, there were no “reportable events” (as such term is defined in Item 304 of Regulation S-K).

Prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304 of Regulation S-K).

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

There were no defaults upon senior securities during the quarter ended July 31, 2015

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended July 31, 2015

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

Dated: August 27 , 2015
	By:	/s/ Slav Serghei
		Name:	Slav Serghei
		Title:	Principal Executive, Financial Officer and
Chief Accounting Officer