Form 10-K
period 2015-10-31
Tapioca Corp
filed 2015-12-18
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-201037

TAPIOCA CORP.

(Exact name of registrant as specified in its charter)

Nevada	5400	35-2507568
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Number)	(IRS Employer I.D. No.)

Lasi, Vasile Lupu nr. 83, bl. D1, sc. B, Suite 37

Romania

(Address of principal executive offices and Zip Code)

+ 4 (0373) 78 12 42

(Registrant’s telephone number, including area code)

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [   ] No [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of December 18, 2015 there were 5,460,000 shares outstanding of the registrant’s common stock.

PART I

Item 1.	Description of Business.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Company

We were incorporated in the State of Nevada on April 18, 2014

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

We have begun by purchasing one Bubble Tea machine and stand. Our next planned phase is to place our equipment in the malls in Bucharest and the Metropolitan area. We plan to spread our operation throughout Romania’s major cities: Bucharest, Iași and Cluj. We have not decided on the future size or cost of our expansion at this time. We will be following our business plan from one city to another.  The expansion will be funded from our future revenues and additional sale of our shares. The time frame of the expansion will depend solely on the availability of funding from the revenue.

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

TARGET MARKET

Customers are likely to be:

Younger and older people may consider Bubble Tea a novelty and luxury alternative to the lunchtime or after-work coffee.

Although it contains sugar, Bubble Tea is a much healthier alternative to carbonated fizzy drinks and may therefore appeal to health conscious consumers.

It is popular for people to hold meetings such as craft circles and book groups in local cafés and coffee shops and a Bubble Tea café could appeal as an unusual alternative.

Due to its fairly new status, Bubble Tea has a certain novelty value that might appeal to people looking to try different tastes and flavors.

MARKETS

The Romania Tapioca Bubble Tea is still a virgin market with very few existing competitors. The dominant target market for Capital Bubble Tea Cafe is a regular stream of local residents. Personal and expedient customer service at a competitive price is a key for maintaining the local market share of this target market. Our stands would be ideal anywhere with high foot traffic, such as shopping malls, college or university campuses, bus or trains stations and airports. And at the same time, mobility of our stands will allow as to be able to operate on trade shows, conferences and festivals.

MARKETING

Initially we plan to place our stands in the shopping malls. Our company ads and commercials will be placed in malls advertising magazines, and internal commercials. We expect the facilities and signage to be a substantial portion of our advertising. Word of mouth has always proven to be the greatest advertising program a company can instill. In addition, we will be hiring marketing company that does mailbox mailer. Mailbox mailer is simply going around the area close to where our stands are and placing coupons in the mail box.

There will be several sales strategies put into place, including posting specials on high, profit items at the window. The staff will also hand out free drink coupons to those who have purchased a certain number of cups.

We plan to host tasting events for customers on a quarterly basis. Each quarter, at the introduction of each season, Capital Bubble Tea Cafe will be adjusting its menu to reflect the changes in the flavors served. Drink Coupons, This encourages the person to come in for their free beverage and bring a friend. Chamber of Commerce and Professional Memberships, Because of the need to sell our services, we will be an active participant in the Regional Chamber, local Chambers of Commerce, food service Associations, and Specialty Beverage Associations. The exposure and education that these organizations provide is outstanding, but equally important are the contacts and opportunities made available.

Strategy and Implementation

Bubble tea cafes shops are heavily reliant on impulse buying and passing trade. Therefore they will benefit from a strong image that is attractive to clearly identifiable types of customer. Issues to consider when developing a Bubble Tea cafes client base include:

Visibility - location will be vital. However, high street sites may be difficult to obtain due to high rent and intense competition, particularly from major chains.

Ease of access - other locations to consider includes those close to transport, e.g. near railway and bus stations.

Advertising in a variety of local publications will increase knowledge of our locations and a favorable review in the local media will increase interest.

Promotional offers - most Bubble Tea cafes attract younger customers, therefore promoting the business to older age groups may be worthwhile.

Word of mouth recommendation will also be important therefore it is important that we offer good customer service. We will be offering high quality Bubble Tea, with personal service at a competitive price. Our competitive edge is the relatively low level of competition in the local area in this particular niche.

EQUIPMENT

EQUIPMENT DESCRIPTION:

Mall Customized Bubble Tea Stand MYSHINE MS3828

DIMENSIONS:  2.0m L x 0.8m W x 2.00m H
Operational space: 1.6 square meters

Weight: 250kg

Cost US $ 2,800

SK-300 Bubble tea shaking machine

Voltage: AC220/110V 50/60HZ,

Weight: 20kg

Dimension: 32cm W x25cm L x33cm H

Cost US $ 785.00

WCS-F07 Automatic Cup sealing machine

Voltage: AC220/110V 50/60HZ,

Weight: 31kg

Dimension: 29cm W x35cm L x52cm H

Cost $ 365.00

Single door glass display cabinet beverage refrigerator

Voltage: AC220/110V 50/60HZ,

Weight: 70kg

Cost US $ 550

Quick Detail

All devices in the stand will operate on a 10 amp circuit, it is ideal to use in any environment because it doesn’t require a dedicated circuit. This allows it to be used in multiple locations and still produce 240 servings per hour. This full-feature Tapioca Bubble Tea Stand set uses an exterior laminate and glossy stainless steel cover on the plywood. Countertop is made of stone covered plywood.

SUPPLIES

At the initial stage all our supplies, such as milk, tapioca pearls, salt, flavoring, cleaning kits and packaging purchased from the local suppliers. There is no need to invest in high inventory levels due to the availability of required for production materials in regular stores around Romania. We plan to keep minimal inventory on hands.

At later stages of our company development, when we will have high sales volumes, and will be required to stock big inventory, negotiations might be done to get better pricing from local suppliers, or suppliers located within the European Union.

FREIGHT

We plan to ship Tapioca Bubble Tea machines and Bubble Tea stands from the China to Romania. All the supplies will be bought locally in Romania and will not require shipping costs. At this stage we do not have written contract with any of the shipment companies.

PERMITS AND OTHER GOVERNMENTAL REGULATIONS

At this stage of our company development, we have one permit pending. Vending business operators required to have a permit in order to sell products to the public. Permits will be obtained from government for the cost of $20 per stand.

We do not require any certification for product (Tapioca Bubble Tea) because all direct materials will be purchased locally, certified for consumption.

Food Hygien Sertification. Employees who come into contact with food are needed to participate in hygiene training, according to the Order MSnr.1225/2003, as amended, to acquire the fundamentals of hygiene and nr.232/4.034 Order 2004 the Minister of Health and Minister education and research on the modification and completion methodology for organizing training and certification of staff on teaching the fundamentals of hygiene, approved by Order of the Minister of Health and Minister of Education, research and Youth no . 1.225/5.031/2003.

TAPIOCA BUBBLE TEA STAND PLACMENT LOCATIONS

Initially we plan to place one Tapioca Bubble Tea Stand in the malls in Bucharest. Our future expansion will be based on the amount of finance obtained. Tapioca Bubble Tea stands will be placed in major cities such as Bucharest, Iași and Cluj, and in the following locations: malls, commercial centers, and sport halls. We might be able to enter into revenue sharing agreement with the owners/management for the taken space for the commission up to 20% of gross margin in the future.

OFFICE

Our principal executive office is located at Lasi, Vasile Lupu nr. 83, bl. D1, sc. B, Suite 37, Romania. Our phone number is + (0373) 78 12 42.  The Director provides our company with office space at no charge.

PRICING

Suggested Sale Price for 16-ounce clear plastic cup

( 1 US Dollar USD =~ 0.31601 Romanian New Leu  )

Sale Price - $3.00 (0.95 RON)

Cost – $1.2 (24 RON)

PERSONNEL

We are going to hire locals for the positions of sales people. Sales personnel salary remuneration will be commission based. Standard rate will be 15% of gross sales. When we will have at least five stands managers will be hired from locals or promoted from the sales people. Manager remuneration is commission of 5% of gross sales. Managers and sales personnel shall not be entitled to any salary in addition to commissions

Personnel will have to be trained to operate and service Tapioca Bubble Tea equipment.  At first, training will be done by Director. Managers will take over this function when they will be hired.

COMPETITION

Bubble tea is a fairly new product, so there are very few direct competitors at this moment. But at the same time we have to compete with other drink providers, from low priced soft drinks to high priced juices and smoothies. Our main advantage is that our Bubble Teas offer similar to smoothies and juices health benefits, while being more affordable.

Larger stores carry a better selection of drinks in various sizes and types of packaging, as well as accessories such as storage containers, travel tumblers and mugs.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.	Unresolved Staff Comments.

We do not have unresolved staff comments

Item 2	Description of Properties

We do not own any real property.

Item 3.	Legal proceedings.

We are not party to any legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of October 31, 2015, no shares of our common stock have traded

NUMBER OF HOLDERS

As of October 31, 2015, the 5,460,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

DIVIDENDS

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED

During the current fiscal year, we did not complete any sales of securities that were not registered pursuant to the Securities Act.

PURCHASE OF EQUITY SECURITIES BY OFFICERS AND DIRECTORS

On October 17, 2014, the Company offered and sold 3,500,000 restricted shares of common stock to our president and director, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,500, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

OTHER STOCHOLDER MATTERS

None.

Item 6.	Selected financial data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED OCTOBER 31, 2015 COMPARED TO OCTOBER 31, 2014.

REVENUE

We recognized revenue of $1,180 for the year ended October 31, 2015, compare to $0.00 for the period from April 18, 2014(Inception) to October 31, 2014. Our Cost of Goods Sold was $200 for the year ended October 31, 2015, compare to $0.00 for the period from April 18, 2014(Inception) to October 31, 2014. Our Gross profit was $980 for the year ended October 31, 2015, compare to $0.00 for the period from April 18, 2014(Inception) to October 31, 2014

OPERATING EXPENSES

We incurred operating expenses of $27,960 for year ended October 31, 2015, compare to $75 for the period from April 18, 2014(Inception) to October 31, 2014. Our operating expenses consisted of bank service charges $711 (October 31, 2014-$112), accounting fees $9,050 (October 31, 2014-$0), legal fees $500 (October 31, 2014-$0), amortisation $1,167 (October 31, 2014-$0), transfer agent $15,000 (October 31, 2014-$0) and regulatory filings $1,532 (October 31, 2014-$0). Expenses incurred during the fiscal year ended October 31, 2015 as compared to period ended October 31, 2014 increased primarily due to the increased scale and scope of business operations.

NET LOSSES

Our net loss for the fiscal year ended October 31, 2015was $26,980 compared to a net loss of $75 as of October 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2015, our total assets were $6,495 comprised of cash $662 and net fixed assets of $5,833. Our total liabilities were $10,450 comprised of a loan from director. As of October 31, 2014, our total assets were $8,425 comprising of cash $1,425 and net fixed assets of $7,000. Our total liabilities were $5,000 comprised of a loan from director.

Shareholders’ equity has decreased from $3,425 as of October 31, 2014 to a deficit of $3,955 as of October 31, 2015. Deficit was due to the increase in operating expenses.

The Company has accumulated a deficit of $27,055 as of October 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and, or, the private placement of common stock.

Because of the Company’s history of losses, its independent auditors, in the report on the financial statements for the year ended October 31, 2015 and October31, 2014. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2015, net cash flows used in operating activities was $25,813 compared to $75 for October 31, 2014 .

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used nor generated cash from investing activities for the fiscal year ended October 31, 2015 and compare to $7,000 cash used for October 31, 2014.

CASH FLOW FROM FINANCING ACTIVITIES

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our director. For the fiscal year ended October 31, 2015, net cash from financing activities was $25,050 consisting of a loan from a director $5,450 share issuance $19,600. For the fiscal year ended October 31, 2014, net cash provided by financing activities was $8,500 consisting of a loan from a director $5,000 and share issuance $3,500.

PLAN OF OPERATION AND FUNDING

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity, and debt instruments. We expect that working capital requirements will continue to be funded through a combination of our existing funds, sales, loans from a director and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business

We are planning to raise $100,000 through public offering. There is no assurance that full amount, or any amount, will be obtained. The following table sets forth the uses of proceeds for the twelve months assuming the funding of 25%, 50%, 75%, and 100%, respectively:

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

SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations stockholders’ deficit and cash flows of the Company for the year ending October 31, 2015

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $662 of cash as of October 31, 2015, and 1,425 as of October 31, 2014.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the year ended October 31, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

TAPIOCA CORP.

FINANCIAL REPORTS
For the years ended October 31, 2015 and from April 18, 2014 (Inception) to October 31, 2014

TABLE OF CONTENT

Page
Report of Independent Registered Public Accounting Firm	19

Balance Sheets as of October 31, 2015 and October 31, 2014	20

Statements of Operations for the year ended October 31, 2015 and for the period from April 18, 2014 (Inception) to October 31, 2014	21

Statement of Changes in Stockholders’ Equity (Deficit) for the year ended October 31, 2015 and the period from April 18, 2014 (Inception) to October 31, 2014	22

Statements of Cash Flows for the year ended October 31, 2015 and the period from April 18, 2014 (Inception) to October 31, 2014	23

Notes to Financial Statements	24

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tapioca, Corp.

We have audited the accompanying balance sheets of Tapioca Corp. as of October 31, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for the period ended October 31, 2015 and for the period from April 18, 2014 (inception) to October 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, subject to the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Tapioca Corp. as of October 31, 2015 and 2014 and the results of its operations and cash flows for the period ended October 31, 2015 and for the period from April 18, 2014 (inception) to October 31, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

December 16, 2015

                                                                                                                                                                                                         19

TAPIOCA CORP.

Balance Sheets

(Expressed in US Dollars)

	October 31, 2015	October 31, 2014
	$	$

ASSETS

Current assets

Cash	662	1,425
Total current assets	662	1,425

Fixed Assets

Equipment	7,000	7,000
Accumulated Depreciation	(1,167)	-
Total Fixed Assets	5,833	7,000

Total assets	6,495	8,425

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Loan from director	10,450	5,000

Total liabilities	10,450	5,000

Stockholders’ equity (deficit)

Common stock: 75,000,000 shares authorized, $0.001 par value; 5,460,000 and 3,500,000 shares issued and outstanding respectively	5,460	3,500
Additional paid-in capital	17,640
Deficit	(27,055)	(75)

Total stockholders’ equity (deficit)	(3,955)	3,425

Total liabilities and stockholders’ equity (deficit)	6,495	8,425

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Statements of Operations

(Expressed in US Dollars)

	Year Ended October 31, 2015	For the period from April 18, 2014 (Inception) to October 31, 2014
	$	$
Revenue	1,180	-
Cost of Goods Sold	200	-
Gross Profit	980	-

Expenses

General and Administrative Expenses	27,960	75

Total expenses	27,960	75

Net income (loss) from operations	(26,980)	(75)

Loss per share, basic and diluted	(0.01)	(0.00)

Weighted average shares outstanding	4,308,384	250,000

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

(Expressed in US Dollars)

	Common Stock		Additional Paid-in	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Capital		Equity (Deficit)

Inception, April 18, 2014	-	$ -	$ -	$ -	$ -
Shares issued for cash at $0.001 per share on October 17, 2014	3,500,000	3,500	-	-	3,500
Net loss for the period ended October 31, 2014	-	-	-	(75)	(75)
Balance, October 31, 2014	3,500,000	$ 3,500	$ -	$ (75)	$ 3,425

Shares issued for cash at $0.01 per share	1,960,000	1,960	17,640		19,600
Net loss for the period ended October 31, 2015				(26,980)	(26,980)
Balance, October 31, 2015	5,460,000	$ 5,460	$ 17,640	$ (27,055)	$ (3,955)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Statements of Cash Flows

(Expressed in US Dollars)

	Year Ended October 31, 2015	April 18, 2014 (Inception) to October 31, 2014
	$	$
Operating activities

Net loss for the period	(26,980)	(75)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,167	-

Net cash provided by (used in) operating activities	(25,813)	(75)

Investing activities

Purchase of Equipment	-	(7000)

Net cash provided by (used in) investing activities	-	(7000)

Financing activities

Proceeds from director	5,450	5,000
Issuance of shares	19,600	3,500

Net cash provided by financing activities	25,050	8,500

Increase (Decrease) in cash	(763)	1,425

Cash, beginning of period	1,425	-

Cash, end of period	662	1,425

Supplemental Disclosures:
Interest paid	-	-–
Income taxes paid	-	-–

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Notes to the Audited Financial Statements

October 31, 2015

(Expressed in US Dollars)

1.

Nature of Operations

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations, stockholders’ deficit and cash flows of the Company as of October 31, 2015 and from April 18, 2014 (Inception) to October 31, 2014.

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

3.

 SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations stockholders’ deficit and cash flows of the Company for the year ending October 31, 2015 from April 18, 2014 (Inception) to October 31, 2014.

TAPIOCA CORP.

Notes to the Audited Financial Statements

October 31, 2015

(Expressed in US Dollars)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $662 of cash as of October 31, 2015, and 1,425 as of October 31, 2014.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years. Our fixed assets are comprised of SK-300 bubble tea shaking machine, bubble tea stand machine MS3828, WCS-F07 automatic cup sealing machine and single door glass display cabinet beverage refrigerator.

TAPIOCA CORP.

Notes to the Audited Financial Statements

October 31, 2015

(Expressed in US Dollars)

3.        SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

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

For the year ended October 31, 2015 and from April 18, 2014 (Inception) to October 31, 2014 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

TAPIOCA CORP.

Notes to the Audited Financial Statements

October 31, 2015

(Expressed in US Dollars)

3.        SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (CONTUNUED)

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

During the period from April 18, 2014 (Inception) to October 31, 2015, our sole director has loaned to the Company $10,450.

TAPIOCA CORP.

Notes to the Audited Financial Statements

October 31, 2015

(Expressed in US Dollars)

The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $10,450 as of October 31, 2015 and $5,000 as of October 31, 2014.

5.

COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 17, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between November 01, 2014 and July 31, 2015, the Company sold 1,960,000 shares of common stock for net cash proceeds of $19,600 at $0.01 per share.

There were 5,460,000 shares of common stock issued and outstanding as of October 31, 2015.

6.

 COMMITMENTS AND CONTINGENCIES

None

7.

 INCOME TAXES

As of October 31, 2015, the Company had net operating loss carry forwards of approximately $27,055 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	October 31, 2015	October 31, 2014
	$	$
Federal income tax benefit attributable to:
Current Operations	9,173	26
Less: valuation allowance	(9,173)	(26)
Net provision for Federal income taxes	0	0

TAPIOCA CORP.

Notes to the Audited Financial Statements

October 31, 2015

(Expressed in US Dollars)

7.-INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	October 31, 2015	October 31, 2014
	$	$
Deferred tax asset attributable to:
Net operating loss carryover	9,173	26
Less: valuation allowance	(9,173)	(26)
Net deferred tax asset	0	0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $27,055 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

8.

 SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from October 31, 2015 to the date these financial statements were issued. December 15, 2015 and determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We do not have disagreements with our external auditors on accounting and financial disclosure.

Item 9A(T).	Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015 using the criteria established in “Internal Control ‐ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

 We did not maintain appropriate financial reporting controls – As of October 31, 2015, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at October 31, 2015, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to October 31, 2015, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2015, that occurred during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s  report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.

All other information is disclosed on U.S. Securities and Exchange Commission: official Federal Agency website www.sec.gov

PART III

Item 10	Directors, Executive Officers, Promoters and Control Persons of the Company.

The following table sets forth as of October 31, 2015, the names, positions and ages of our current executive officers and directors

Name and Address of Executive Officer and/or Director	Age	Position

Slav, Serghei Bucharest 28, Bucharest, 87-100 Romania	28	President, Director, Executive Officer, Treasurer, Secretary

The following is a brief description of the business experience of our executive officer:

- graduated high school for animators 2002

- resort and condominium manager of Phoenicia Apartments Unirii, 2002 - 2011

- owner of an internet shopping and advertising company, Promotheus, 2011 – 2014

Slav Serghei has acted as our President, Secretary, Treasurer and sole Director since our incorporation on April 18, 2014. His experience as a middle range manager and director of a small company provided him with good knowledge of successful business operations, employee training and time management. Plus it gave him excellent experience in marketing and advertising. Our president will be devoting approximately 20 hours/week of his business time to our operations. Once we expand operations, and are able to attract more customers to purchase our product, Slav Serghei has agreed to commit more time as required. Because Slav Serghei will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

During the past ten years, Mr. Slav has not been the subject to any of the following events:

1.	Any bankruptcy petition filed by or against any business of which Mr. Slav was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.
3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Slav ’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i.	Any Federal or State securities or commodities law or regulation; or
ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMETEE FINANCIAL EXPERT

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we just recently started our operations, at the present time, we believe the services of a financial expert are not warranted.

CONFLICT OF INTEREST

The only conflict that we foresee are that our sole officer and director will devote time to projects that do not involve us.

TERM OF OFFICE

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada Revised Statues.  Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

SIGNIFICANT EMPLOYEES

At this stage of our company development we do not have employees.

Item 11.	Executive Compensation.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on April 18, 2014 to October 31, 2015:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Slav Serghei, President, Treasurer and Secretary	April 18, 2014 October 31, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

Mr. Slav currently devotes approximately twenty hours per week to manage the affairs of the Company.  He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries.  At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our officer or director or employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as October 31, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Slav Serghei Bucharest 28, Bucharest, 87-100 Romania	3,500,000 shares of common stock (direct)	64%

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2015

As of January 31, 2015, there were 5,460,000 shares of our common stock issued and outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Our director is a major shareholder and holds 62% of outstanding shares as of October 31, 2015 (October 31, 2014 – 100%). As of October 31, 2015, a director had loaned $5,450 (October 31, 2014 - $5,000) to the Company to provide working capital for its business operations. The loan is unsecured, non-interest bearing and due on demand.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, Slav Serghei, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exists which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Item 14.	Principal Accounting Fees and Services.

During fiscal year ended October 31, 2015, we incurred approximately $9,050 in fees to our principal independent accountants for professional services rendered: $3,250 in connection with the audit of our October 31, 2014 financial statements and $5,800 for the reviews of our financial statements for the quarters ended January 31, 2015, April 30, 2015, and July 31, 2015.

During the year ended October 31, 2015, the Company has changed its auditors from Harris & Gillespie CPA’s PPLC to Gillespie & Associates, PLLC due to the dissolution of the former on January 15, 2015.

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

PART IV

Item 15.	Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TAPIOCA CORP.
(Registrant)

Dated: December 18, 2015
	By:	/s/ Slav Serghei
		Name:	Slav Serghei
		Title:	Principal Executive, Financial Officer and
Chief Accounting Officer