Form 10-Q
period 2016-01-31
Tapioca Corp
filed 2016-02-24
CIK 1628468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January 31, 2016

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

Yes [X] No [  ]

As of February 24, 2016 there were 5,460,000 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TAPIOCA CORP.

FINANCIAL REPORTS
AT
January 31, 2016

TAPIOCA CORP.

TABLE OF CONTENT

Condensed Balance Sheets at January 31, 2016 (Unaudited) and October 31, 2015 (Audited)	4

Condensed Statement of Operations for the three months ended January 31, 2016 (Unaudited) and January 31, 2015 (Unaudited)	5

Condensed Statement of Cash Flows for the three months ended January 31, 2016 (Unaudited) and January 31, 2015 (Unaudited)	6

Notes to the Condensed Financial Statements (Unaudited)	7

TAPIOCA CORP.

Condensed Balance Sheets

(Expressed in US Dollars)

	January 31, 2016 (Unaudited)	October 31, 2015 (Audited)
	$	$

ASSETS

Current assets

Cash	620	662
Total current assets	620	662

Fixed Assets

Equipment	7,000	7,000
Accumulated Depreciation	(1,516)	(1,167)
Total Fixed Assets	5,484	5,833

Total assets	6,104	6,495

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Loan from director	13,800	10,450

Total liabilities	13,800	10,450

Stockholders’ equity (deficit)

Common stock: 75,000,000 shares authorized, $0.001 par value; 5,460,000 and 5,460,000 shares issued and outstanding respectively	5,460	5,460
Additional paid-in capital	17,640	17,640
Deficit	(30,796)	(27,055)

Total stockholders’ equity (deficit)	(7,696)	(3,955)

Total liabilities and stockholders’ equity (deficit)	6,104	6,495

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Condensed Statements of Operations

(Expressed in US Dollars)

(Unaudited)

	Three months period ended January 31, 2016	Three months period ended January 31, 2015
	$	$
Revenue	-	1,180
Cost of Goods Sold	-	200
Gross Profit	-	980

Expenses

General and Administrative Expenses	3,742	3,747

Total expenses	3,742	3,747

Net income (loss) from operations	(3,742)	(2,767)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	5,460,000	3,500,000

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Condensed Statements of Cash Flows

(Expressed in US Dollars)

(Unaudited)

	Three months period ended January 31, 2016	Three months period ended January 31, 2015
	$	$
Operating activities

Net loss for the period	(3,742)	(2,767)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	350	12

Net cash provided by (used in) operating activities	(3,392)	(2,755)

Investing activities

Purchase of Equipment	-	-

Net cash provided by (used in) investing activities	-	-

Financing activities

Proceeds from director	3,350	3,450
Issuance of shares	-	-

Net cash provided by financing activities	3,350	3,450

Increase (Decrease) in cash	(42)	695

Cash, beginning of period	662	1,425

Cash, end of period	620	2,120

Supplemental Disclosures:
Interest paid	-	-–
Income taxes paid	-	-–

The accompanying notes are an integral part of these consolidated financial statements.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

January 31, 2016

(Expressed in US Dollars)

(Unaudited)

1.

Nature of Operations

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of January 31, 2016 and January 31, 2015.

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

3.

 SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending January 31, 2016 and  January 31, 2015.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

January 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $620 of cash as of January 31, 2016, and $662 as of October 31, 2015.

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

TAPIOCA CORP.

Notes to the Condensed Financial Statements

January 31, 2016

(Expressed in US Dollars)

(Unaudited)

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

For the three months period ended January 31, 2016 and January 31, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in these periods.

TAPIOCA CORP.

Notes to the Condensed Financial Statements

January 31, 2016

(Expressed in US Dollars)

(Unaudited)

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

TAPIOCA CORP.

Notes to the Condensed Financial Statements

January 31, 2016

(Expressed in US Dollars)

(Unaudited)

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

During the period from April 18, 2014 (Inception) to January 31, 2016, our sole director has loaned to the Company $13,800.

The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $13,800 as of January 31, 2016 and $10,450 as of October 31, 2015.

5.

 COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 17, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

Between November 01, 2014 and January 31, 2016, the Company sold 1,960,000 shares of common stock for net cash proceeds of $19,600 at $0.01 per share.

There were 5,460,000 shares of common stock issued and outstanding as of January 31, 2016.

6.

 COMMITMENTS AND CONTINGENCIES

None

TAPIOCA CORP.

Notes to the Condensed Financial Statements

January 31, 2016

(Expressed in US Dollars)

(Unaudited)

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

8.

 SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations from January 31, 2016 to the date these financial statements were issued February 24, 2016 and determined that it does not have any material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Tree months Ended January 31, 2016 and January 31, 2015

For the three months ended January 31, 2016, the Company had total revenue of $0, compare to $1,180 for the three months ended January 31, 2015. Our Cost of Goods Sold was $0 for the three months ended January 31, 2016, compare to $200 for the the three months ended January 31, 2015. Our Gross profit was $0 for the three months ended January 31, 2016, compare to $980 for the three months ended January 31, 2015.

We incurred operating expenses of $3,742 for the months ended January 31, 2016, compare to $3,747 for months ended January 31, 2015. Our operating expenses consisted of bank service charges $42 (January 31, 2015-$43), accounting fees $3,350 (January 31, 2015-$3,250), amortisation $350 (January 31, 2015-$12), and regulatory filings $0 (January 31, 2015-$442).

The net loss for the three ended January 31, 2016 was $3,742 compared to $2,767 for the three months ended January 31, 2015.

Liquidity and Capital Resources and Cash Requirements

At January 31, 2016, the Company had cash of $ 620 (October 31, 2015-$662). Furthermore, the Company had a working capital deficit of $13,180 compared with $9,788 at October 31, 2015. The increase in working capital deficit is attributed to the use of cash for day-to-day obligations.

During the three months ended January 31, 2016, the Company used $3,392 of cash for operating activities compared with $2,755 for the three months ended January 31, 2015.

During the three months ended January 31, 2016 and January 31, 2015, the Company did not used cash for investing activities.

During the three months ended January 31, 2016, the Company received $3,350 of cash from financing activities, compared with $3,450 for the three months ended January 31, 2015. These were the loans from a director.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016 using the criteria established in “Internal Control ‐ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of January 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

 We did not maintain appropriate financial reporting controls – As of January 31, 2016, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at January 31, 2016, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to January 31, 2016, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

The Former Accountant’s audit report on the financial statements of the Company for the fiscal year ended October 31, 2015 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the fiscal year ended October 31, 2015 contained an uncertainty about the Company’s ability to continue as a going concern.

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

There were no defaults upon senior securities during the quarter ended January 31, 2016

Item 3.	Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended January 31, 2016

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

Dated: February 24, 2016
	By:	/s/ Slav Serghei
		Name:	Slav Serghei
		Title:	Principal Executive, Financial Officer and
Chief Accounting Officer