Form 10-Q
period 2016-04-30
Sino Fortune Holding Corp
filed 2016-06-20
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 333-201037

SINO FORTUNE HOLDING CORPORATION

(Exact name of Company as specified in its charter)

Nevada	35-2507568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17A&B, China Merchants Tower, Wanchai Road, Shekou, Nanshan, Shenzhen, China	518000
(Address of principal executive offices)	(Zip Code)

+86 15601666822
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 20, 2016, there were 5,460,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

2

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Balance Sheets (Expressed in US Dollars)

	April 30, 2016	October 31, 2015
	$	$
	(Unaudited)	(Audited)
ASSETS

Current assets

Cash	-	662
Total current assets	-	662
Fixed Assets

Equipment	-	7,000
Accumulated Amortization	-	(1,167)
Total Fixed Assets	-	5,833

Total Assets	-	6,495
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accrued expenses	2,000	-

Loan from director	-	10,450

Total liabilities	2,000	10,450

Stockholders’ deficit

Common stock: April 30, 2016: 3,000,000,000 shares authorized, consisting of 2,990,000,000 shares of common stock and 10,000,000 shares of preferred stock. October 31, 2015: 75,000,000 shares authorized, $0.001 par value; 5,460,000 shares issued and outstanding as of April 30, 2016 and October 31, 2015	5,460	5,460

Additional paid-in capital	17,640	17,640

Deficit	(25,100)	(27,055)

Total stockholders’ deficit	(2,000)	(3,955)

Total liabilities and stockholders’ deficit	-	6,495

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Statements of Operations (Expressed in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
	$	$	$	$
Revenue	-	-	-	1,180
Cost of Goods Sold	-	-	-	(200)
Gross Profit				980
Expenses
General and Administrative Expenses	2,261	3,301	6,003	7,048
Total Expenses	2,261	3,301	6,003	7,048
Net income (loss) from operations	(2,261)	(3,301)	(6,003)	(6,068)
Other Income	7,957	-	7,957	-
Net Income	5,969	(3,301)	1,954	(6,068)
Loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	5,460,000	3,500,000	5,460,000	3,500,00

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Statements of Cash Flows (Expressed in US Dollars)

(Unaudited)

	Six months	Six months
	Ended	ended
	April 30, 2016	April 30, 2015
	$	$

Operating activities

Net Income (loss) for the period	1,954	(6,068)

Adjustments to reconcile net income/(loss) to net cash used in operating activities

Amortization and depreciation	583	467
Losses on disposal of equipment	5,251	-
Gain on waive of loan from director	(10,450)	-
Accrued expenses	2,000	-

Net cash provided by (used in) operating activities	(662)	(5,601)

Investing activities

Purchase of Equipment	-	-

Net cash provided by (used in) investing activities	-	-

Financing activities

Proceeds from director	-	4,450

Net cash provided by financing activities	-	4,450

Decrease in cash	(662)	(1,151)

Cash, beginning of period	662	1,425

Cash, end of period	-	274

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION

Notes to the Condensed Financial Statements

April 30, 2016

(Expressed in US Dollars)
(Unaudited)

1.	ORGANZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of April 30, 2016 and April 30, 2015.

SINO FORTUNE HOLDING CORPORATION (formerly known as TAPIOCA CORP) was incorporated in the State of Nevada on April 18, 2014. We are a development-stage company formerly formed to sell Bubble Tea from mobile stands in Romania.

2.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ending April 30, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of April 30, 2016.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short term maturity.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years.

Due to the change of business, the old equipment could not be used for the new business and were written off from the account, the value of property and equipment was $0 as at April 30, 2016.

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

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” (“ASC605”), ASC605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is antidilutive.

For the six months period ended April 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been antidilutive as the Company incurred losses in these periods.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 201410, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inceptiontodate information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 201410 removed the development stage entity financial reporting requirements for the Company.

3.	LOAN FROM DIRECTOR

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

During the period from April 18, 2014 (Inception) to April 30, 2016, our sole director has loaned to the Company $13,800.

The loan is unsecured, noninterest bearing and due on demand. Due to the business change mentioned above, the Director agreed to waive the loan to the Company and the short-term loan was $0 as at April 30, 2016.

4.	COMMON STOCK

On April 18, 2014 (Inception), the Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 17, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share.

On March 17, 2016, the Board and the Majority Stockholders authorized, adopted and approved by written consent in lieu of a special meeting an amendment to the Articles of Incorporation to increase its authorized share capital from 75,000,000 shares to 3,000,000,000 shares, consisting of 2,990,000,000 shares of common stock and 10,000,000 shares of preferred stock.

5.	SUBSEQUENT EVENTS

On May 13, 2016, the Company entered into a share exchange agreement with Benefactum Alliance Holdings Company Limited, a British Virgin Islands company and all the shareholders of Benefactum Alliance Holdings Company Limited to acquire all the issued and outstanding capital stock of Benefactum Alliance Holdings Company Limited in exchange for 50,000,000 restricted shares of common stock, par value $.001 of the Company (the “Reverse Merger”). Subject to closing conditions and satisfactory due diligence, the Reverse Merger is expected to close on or before August 31, 2016. As a result of the Reverse Merger, Benefactum Alliance Holdings Company Limited will become a wholly-owned subsidiary of the Company.

6.	GOING CONCERN

The Company is a shell company without operations to generate revenue and do not anticipate receiving further revenue for so long as it has no operations. As at April 30, 2016, the Company has a working capital deficiency of $2,000 and accumulated deficit from recurring net losses of $25,100 incurred for the current and prior years as of April 30, 2016. As at April 30, 2016, the Company has cash and cash equivalents of $0.

The application of the going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is, primarily as a result of the conditions described above, substantial doubt as to the appropriateness of the use of the going concern assumption. The accompanying unaudited financial statements have been prepared on a going concern basis notwithstanding these conditions.

The ability of the Company to continue as a going concern is dependent on its ability to generate sufficient positive cash flows from future operations and the continued funding from the Company’s major shareholders. If the going concern basis were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and other reports filed by Sino Fortune Holding Corporation (“we,” “us,” “our,” or the “Company”), from time to time contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

OVERVIEW

We were incorporated as “Tapioca Corp.” in the State of Nevada on April 18, 2014. We were previously in the business of selling bubble tea from mobile stands in Romania. However, we have not been very successful in our business and only recognized $1,180 in revenue for the year ended October 31, 2015. Because we historically had little or no revenue and operations and no or nominal assets, we are re-classified as a “shell company” under Rule 405 of the Securities Act of 1933, as amended.

On February 22, 2016, Slav Serghei, our previous sole director, President, Treasurer and Secretary, and holder of 3,500,000 shares of the Company’s common stock representing approximately 64% of the Company’s issued and outstanding securities, entered into a stock purchase agreement to sell to his shares equally to Ms. Zhixian Jiang and Mr. Zhenqi Zhao for an aggregate cash consideration of $182,400 (the “Sale”). The Sale was consummated on March 2, 2016.

As a result of the Sale on March 2, 2016, a change in control occurred in the Board of Directors and executive management of the Company. Slav Serghei, the Company’s previous sole director, President, Treasurer and Secretary resigned from all of his positions with the Company effective March 1, 2016. Concurrently therewith, Mr. Jing Xie was appointed to serve as the sole director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

On March 17, 2016, certain stockholders representing an aggregate of 3,500,000 shares of the Company’s common stock, or approximately 64% of our issued and outstanding shares of common stock approved by written consent in lieu of a special meeting of the stockholders the taking of all steps necessary to effect the following actions (collectively, the “Corporate Actions”):

1.	Amend our Articles of Incorporation to change our name from Tapioca Corp. to Sino Fortune Holding Corporation;

2.	Amend our Articles of Incorporation to increase our authorized capital stock from 75,000,000 shares to 3,000,000,000 shares; and

3.	Amend our Articles of Incorporation to designate 10,000,000 of our authorized capital stock as preferred stock (the “Preferred Stock”), with the designations, rights, preferences or other variations of each class or series within each class of the shares of Preferred Stock be designated by the Board at a later time without shareholder approval.

The consent that we have received constitutes the only stockholder approval required for the Corporate Actions under the Nevada Revised Statutes, our Articles of Incorporation and Bylaws. Accordingly, the Corporate Actions were not submitted to the other stockholders of the Company for a vote.

Pursuant to Rule 14c-2 under the Exchange Act of 1934, as amended, the Corporate Actions would not be implemented until at least twenty (20) calendar days after the mailing of the definitive Information Statement to our stockholders. We mailed the Definitive Information Statement to our stockholders of record on March 29, 2016. We filed the Certificate of Amendment amending our Article of Incorporation with the Nevada Secretary of State on April 4, 2016, with an effective date of April 18, 2016.

Business Plan

Our current business plan is to seek and identify a privately owned company which is looking to become a publicly listed company by combining their operation with us through a reverse merger. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on our controlling shareholders to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although they are under no obligation to do so. Mr. Jing Xie is primarily tasked to investigate acquisition opportunities although we believe that business opportunities may also come to our attention from various sources, including our controlling shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We cannot give assurance that we will successfully find a suitable candidate to implement its operation with us by a reverse merge. We also cannot give assurance that any acquisition, if occurs, will be on terms that are favorable to us or to our shareholders.

We do not propose to restrict our search for candidate in any particular geographical area of industry. Our management’s discretion in the selection of the business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than our controlling stockholders) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Mr. Jing Xie, our Chief Executive Officer, Chief Financial Officer and Secretary. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

*	Potential for future earnings and appreciation of value of securities;

*	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

*	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.

*	Historical results of operations;

*	Liquidity and availability of capital resources;

*	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

*	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

*	Amount of debt and contingent liabilities; and

*	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited working capital available and limited personnel to perform due diligence and investigation we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity, including, but not limited to, a description of products, services and company history; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, upon consummation of the business combination.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process.

Share Exchange Agreement

On May 13, 2016, we entered into a share exchange agreement with Benefactum Alliance Holdings Company Limited, a British Virgin Islands company and all the shareholders of Benefactum Alliance Holdings Company Limited to acquire all the issued and outstanding capital stock of Benefactum Alliance Holdings Company Limited in exchange for 50,000,000 restricted shares of our common stock, par value $.001 of the Company (the “Reverse Merger”). Subject to closing conditions and satisfactory due diligence, the Reverse Merger is expected to close on or before August 31, 2016. We anticipate that if the Reverse Merger were to be consummated, Benefactum Alliance Holdings Company Limited will become a wholly-owned subsidiary of the Company and we will assume its P2P Lending business and cease to be a “shell company”.

Benefactum Alliance Holdings Company Limited and its subsidiaries are in the business of providing professional, efficient, safe and qualified business and financial consulting services such as financial assets transaction information and related consulting services. Its online platform, www.hyjf.com, is designed to provide small and medium-sized enterprises (“SMEs”) and individual customers in China with financial advisory services to maximize customer returns and risk management.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated Financial Statements of the Company for the three-month and six-month periods ended April 30, 2016 and related notes thereto.

THREE-MONTH PERIOD ENDED APRIL 30, 2016 COMPARED TO THREE-MONTH PERIOD ENDED APRIL 30, 2015

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended April 30, 2016 and the same corresponding period in 2015 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

Operating expenses for the three-month period ended April 30, 2016 decreased slightly to $2,261 from $3,301 in the corresponding period of 2015. They comprise mainly of general and administrative expenses, particular $2,000 in accounting fees, $233 in amortization expenses and $28 in bank charges.

We accrued other income of $7,957, comprising $13,208 as a gain on a waiver of a loan from a shareholder offset by $5,251 as a loss on disposal of equipment.

Net Income

The net income for the three months ended April 30, 2016 was $5,696 compared to a net loss of $3,301 for the corresponding period in 2015. This is due to the recording of $7,957 in other income offset by operating expenses of $2,261.

SIX-MONTH PERIOD ENDED APRIL 30, 2016 COMPARED TO SIX-MONTH PERIOD ENDED APRIL 30, 2015

Operating Income

For the six months ended April 30, 2016, the Company had total revenue of $0, compared to $1,180 for the six months ended April 30, 2015. As we were unsuccessful in implementing our plan to sell Bubble Tea from mobile stands in Romania, we have since become a shell company without operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Gross Profit

Our cost of goods sold was $0 for the six months ended April 30, 2016, compared to $200 for the six months ended April 30, 2015 as we recorded some revenue during that period. Our gross profit was $0 for the six months ended April 30, 2016, compared to $980 for the six months ended April 30, 2015.

Operating Expenses

We incurred operating expenses of $6,003 for the six months ended April 30, 2016, compared to $7,048 for months ended April 30, 2015. Our operating expenses consisted of bank service charges of $70, accounting fees of $5,350, and amortization expenses of $583.

For the six months ended April 30, 2016, we accrued other income of $7,957, comprising $13,208 as a gain on a waiver of a loan from a shareholder offset by $5,251 as a loss on disposal of equipment. The other income for the six months ended April 30, 2015 was $0.

Net Income

The net income for the six months ended April 30, 2016 was $1,954 compared to a net loss $6,068 for the six months ended April 30, 2015.

Liquidity and Capital Resources and Cash Requirements

As of April 30, 2016, the Company had cash of $0 (October 31, 2015-$662). Furthermore, the Company had a working capital deficit of $2,000 compared with $9,788 on October 31, 2015. The decrease in working capital deficit is attributed to the waiver of a loan from a shareholder offset by a loss caused by the write off of equipment.

During the six months ended April 30, 2016, the Company used $662 of cash for operating activities compared with $5,601 for the six months ended April 30, 2015.

During the six months ended April 30, 2016 and April 30, 2015, the Company did not used cash for investing activities.

During the six months ended April 30, 2016, net cash provided by financing activities $0, compared with $4,450 for the six months ended October 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of Mr. Jing Xie, the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended April 30, 2016. Based upon that evaluation, the Company’s Chief executive Officer and Chief financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of April 30, 2016.

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Articles of Incorporation[1]

3.2	By laws[2]

3.3	Certificate of Amendment to Articles of Incorporation[3]

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 18, 2014.

(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 18, 2014.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO FORTUNE HOLDING CORPORATION

Date: June 20, 2016	By:	/s/ Jing Xie
Jing Xie
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

