Form 10-Q
period 2016-06-30
Sino Fortune Holding Corp
filed 2016-08-22
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ____________

Commission file number: 333-201037

SINO FORTUNE HOLDING CORPORATION

(Exact name of Company as specified in its charter)

Nevada	35-2507568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17A&B, China Merchants Tower, Wanchai Road, Shekou, Nanshan, Shenzhen, China	518000
(Address of principal executive offices)	(Zip Code)

+86 15601666822
(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No [  ]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 15, 2016, there were 5,460,000 shares of $0.001 par value common stock issued and outstanding.

FORM 10-Q

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Item 1. Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Balance Sheets (Expressed in US Dollars)

	June 30, 2016 $	December 31, 2015 $
	(Unaudited)	(Unaudited)

ASSETS
Current assets
Cash	-	634
Total current assets	-	634

Fixed Assets
Equipment	-	7,000
Accumulated Amortization	-	(1,399)
Total Fixed Assets	-	5,601
Total Assets	-	6,235
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	-
Accrued expenses	-	-
Loan from director	2,000	13,800
Total liabilities	2,000	13,800
Stockholders’ deficit
Common stock: June 30, 2016: 300,000,000 shares authorized, consisting of 299,000,000 shares of common stock and 10,000,000 shares of preferred stock; December 31, 2015: 75,000,000 shares authorized, $0.001 par value; 5,460,000 shares issued and outstanding	5,460	5,460
Additional paid-in capital	17,640	17,640
Deficit	(25,100)	(30,665)
Total stockholders’ deficit	(2,000)	(7,565)
Total liabilities and stockholders’ deficit	-	6,235

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Statements of Operations (Expressed in US Dollars)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$	$	$	$
Revenue	-	-	-	1,180
Cost of Goods Sold	-	-	-	(200)
Gross Profit				980

Expenses
General and Administrative Expenses	-	19,524	2,392	21,731
Total Expenses	-	19,524	2,392	21,731
Net income (loss) from operations	-	(19,524)	(2,392)	(20,751)
Other Income	-	-	7,957	-
Net Income (loss)	-	(19,524)	5,565	(20,751)
Loss per share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding – basic and diluted	5,460,000	5,460,000	5,460,000	5,460,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Statements of Cash Flows (Expressed in US Dollars)

(Unaudited)

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
	$	$

Operating activities
Net Income (loss) for the period	5,565	(20,751)

Adjustments to reconcile net income/(loss) to net cash used in operating activities

Amortization and depreciation	350	700
Losses on disposal of equipment	5,251	-
Gain on waive of loan from director	(13,208)	-
Accrued expenses	-	58

Net cash provided by (used in) operating activities	(2,042)	(19,993)

Investing activities
Purchase of Equipment	-	-

Net cash provided by (used in) investing activities	-	-

Financing activities
Paid back loan to former director	(592)
Proceeds from new director	2,000	20,800

Net cash provided by financing activities	1,408	20,800

Decrease in cash	(634)	807

Cash, beginning of period	634	1,411

Cash, end of period	-	2,218

Supplemental Disclosures:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Notes to the Unaudited Condensed Financial Statements

June 30, 2016

(Expressed in US Dollars)

1.	ORGANZATION AND DESCRIPTION OF BUSINESS

SINO FORTUNE HOLDING CORPORATION (formerly known as “TAPIOCA CORP”) (The “Company”) was incorporated in the State of Nevada on April 18, 2014. We are a development-stage company formerly formed to sell Bubble Tea from mobile stands in Romania.

On February 22, 2016, Slav Serghei, The Company’s previous sole director, President, Treasurer and Secretary, and holder of 3,500,000 shares of the Company’s common stock representing approximately 64% of the Company’s issued and outstanding securities, entered into a stock purchase agreement to sell to his shares equally to Ms. Zhixian Jiang and Mr. Zhenqi Zhao for an aggregate cash consideration of $182,400 (the “Sale”). As a result of the Sale on March 2, 2016, a change in control occurred in the Board of Directors and executive management of the Company.

2.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the quarter ended June 30, 2016.

Use of Estimates

These unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2015. In preparing these unaudited condensed interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had no cash or cash equivalents as of June 30, 2016.

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

Due to the change of business, the old equipment could not be used for the new business and were written off from the account, the value of property and equipment was $0 as at June 30, 2016.

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

For the six months period ended June 30, 2016 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been antidilutive as the Company incurred losses in these periods.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception to date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements for the Company.

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

The loan is unsecured, noninterest bearing and due on demand. Due to the business change mentioned above, a former Director and Shareholder agreed to waive the $13,208 loan to the Company. Loan from new director was $2,000 as at June 30, 2016.

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

The Company is a shell company without operations to generate revenue and does not anticipate receiving further revenue for so long as it has no operations. As at June 30, 2016, the Company has accumulated deficit from recurring net losses of $25,100 incurred for the current and prior years as of June 30, 2016. As at June 30, 2016, the Company has cash and cash equivalents of $0.

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

6.	SUBSEQUENT EVENT

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

As a result of the Sale on March 2, 2016, a change in control occurred in the Board of Directors and executive management of the Company. Slav Serghei, the Company's previous sole director, President, Treasurer and Secretary resigned from all of his positions with the Company effective March 1, 2016. Concurrently therewith, Mr. Jing Xie was appointed to serve as the sole director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. On June 8, 2016, Mr. Xie resigned as Secretary and Mr. Yang Chin Leong was appointed as our Secretary.

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

On June 21, 2016, our Board of Directors approved a change in the fiscal year end from a fiscal year ending on October 31 to December 31, effective beginning with fiscal year 2016. We believe the change was necessary to provide numerous benefits, including aligning our reporting period to be more consistent with peer companies and improve comparability between periods.

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

The analysis of business opportunities will be undertaken by or under the supervision of Mr. Jing Xie. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Financial Statements of the Company for the three-month and six-month periods ended June 30, 2016 and related notes thereto.

THREE-MONTH PERIOD ENDED JUNE 30, 2016 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2015

Revenue

We recorded no revenue for the three-month period ended June 30, 2016 and the same corresponding period in 2015 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

General and Administrative Expenses

Since there were no activities, therefore there were no General and Administrative expenses for the three-month period ended June 30, 2016 compared to $19,524 (including $15,000 transfer agent fee, $2,000 accounting fee, $500 legal fee, $1,090 regulatory fee, $350 depreciation and $584 bank charge) in the corresponding period of 2015.

Net Loss

The net loss for the three months ended June 30, 2016 was nil compared to a net loss of $19,524 for the corresponding period in 2015.

SIX-MONTH PERIOD ENDED JUNE 30, 2016 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2015

Revenue

For the six months ended June 30, 2016, the Company had total revenue of $0, compared to $1,180 for the six months ended June 30, 2015. As we were unsuccessful in implementing our plan to sell Bubble Tea from mobile stands in Romania, we have since become a shell company without operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Gross Profit

Our cost of goods sold was $0 for the six months ended June 30, 2016, compared to $200 for the six months ended June 30, 2015 as we recorded some revenue during that period. Our gross profit was $0 for the six months ended June 30, 2016, compared to $980 for the six months ended June 30, 2015.

General and Administrative Expenses

We incurred General and Administrative expenses of $2,392 for the six months ended June 30, 2016, compared to $21,731 for the six months ended June 30, 2015. Our General and Administrative expenses for the six months ended June 30, 2016 consisted of bank service charges of $42, accounting fees of $2,000, and amortization expenses of $350.

Other Income

For the six months ended June 30, 2016, we had other income of $7,957, comprising $13,208 as a gain on a waiver of a loan from former director shareholder offset by $5,251 as a loss on disposal of equipment. The other income for the three months ended June 30, 2015 was $0.

Net Income (Loss)

The net income for the six months ended June 30, 2016 was $5,565 compared to a net loss $20,751 for the six months ended June 30, 2015.

Liquidity and Capital Resources and Cash Requirements

As of June 30, 2016, the Company had cash of $0 (December 31, 2015-$634). Furthermore, the Company has a working capital deficit of $2,000 compared with $13,166 on December 31, 2015. The decrease in working capital deficit is attributed to the waiver of a loan from former director.

During the six months ended June 30, 2016, the Company used $2,634 of cash for operating activities compared with $19,993 for the six months ended June 30, 2015.

During the six months ended June 30, 2016 and June 30, 2015, the Company did not used cash for investing activities.

During the six months ended June 30, 2016, net cash provided by financing activities $2,000, compared with $20,800 for the six months ended December 31, 2015.

If our cash on hand and cash flow from operations do not meet our expected capital expenditure and working capital requirements for the next 12 months, we expect that our directors will provide more cash as loans to the company. However, we may in the future require additional cash resources due to changed business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of Mr. Jing Xie, the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2016. Based upon that evaluation, the Company’s Chief executive Officer and Chief financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(

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

SINO FORTUNE HOLDING CORPORATION

Date: August 22, 2016	By:	/s/ Jing Xie
Jing Xie
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer )

