Form 10-KT
period 2015-12-31
Sino Fortune Holding Corp
filed 2016-09-19
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended _______

or

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2015 to December 31, 2015

Commission File Number: 333-201037

SINO FORTUNE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	35-2507568
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

7A&B, China Merchants Tower, Wanchai Road, Shekou, Nanshan, Shenzhen 518000, China

(Address of principal executive offices)

Registrant’s telephone number, including area code +86 15601666822

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]Yes [X] No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,920,00 (1,960,000 shares of common stock held by non-affiliates, at $2 per share, the price at which the common equity was last sold on June 22, 2016)

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]Yes [  ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART 1

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On June 21, 2016, we changed our fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-K is a transition report and includes financial information for the transition period from November 1, 2015 through December 31, 2015. Subsequent to this report, our reports on Form 10-K will cover the calendar year, January 1 to December 31, which will be our fiscal year. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to November 1, 2015 ended on October 31, and beginning after December 31, 2015 ends on the December 31 of each year.

Item 1. Business.

The discussion contained in this Transition Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

History of our Company

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

As a result of the Sale on March 2, 2016, a change in control occurred in the Board of Directors and executive management of the Company. Slav Serghei, the Company’s previous sole director, President, Treasurer and Secretary resigned from all of his positions with the Company effective March 1, 2016. Concurrently therewith, Mr. Jing Xie was appointed to serve as the sole director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. On June 8, 2016, Mr. Xie resigned as Secretary and Mr. Chin Leong Yang was appointed as our Secretary.

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

We make no assurance that the Reverse Merger will be consummated.

Office

Our mailing address is 7A&B, China Merchants Tower, Wanchai Road, Shekou, Nanshan, Shenzhen 518000, China and our telephone number is +86 15601666822.

Employees

We currently have two employees, namely our Chief Executive Officer and Chief Financial Officer, Jing Xie and our secretary, Chin Leong Yang. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A. Risk Factors

Not applicable.

Item 1B, Unresolved Staff Comments

None.

Item 2. Properties

We presently maintain our mailing address at 7A&B, China Merchants Tower, Wanchai Road, Shekou, Nanshan, Shenzhen 518000, China. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s officers and directors.

It is likely that we will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

On April 8, 2016, we amended our name from Tapioca Corp. to Sino Fortune Holding Corporation and our symbol was changed to “SFHD”. Our common trades on the OTCQB tier of the OTC Markets Group inter-dealer quotation and trading system. The quotation of our common stock on the OTCQB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

(1)	Investors may have difficulty buying and selling or obtaining market quotation;

(2)	Market visibility for our common stock may be limited; and

(3)	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

As of December 31, 2015, no shares of our common stock has traded and we have since show minimal trading activity

Our shares of common stock are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, Tel: 813-344-4490 is the registrar and transfer agent of our common stock.

As of August 2, 2016, there were 22 shareholders of record of 5,460,000 outstanding shares of our common stock, including approximately 500 shares of common stock in street name. Within the holders of record of our common stock are depositories such as Cede & Co. that hold shares of stock for brokerage firms, which, in turn, hold shares of stock for beneficial owners.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the current fiscal year, we did not complete any sales of securities that were not registered pursuant to the Securities Act.

Purchase of Equity Securities by Officers and Directors

On October 17, 2014, we offered and sold 3,500,000 restricted shares of common stock to our previous president and director, for a purchase price of $0.001 per share, for aggregate offering proceeds of $3,500, pursuant to Section 4(2) of the Securities Act of 1933 as he was a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Overview

We were incorporated as “Tapioca Corp.” in the State of Nevada on April 18, 2014. We were previously in the business of selling bubble tea from mobile stands in Romania. However, we have not been very successful in our business and only recognized $1,180 in revenue for the year ended October 31, 2015. Because we historically had little or no revenue and operations and no or nominal assets, we are re-classified as a “shell company” under Rule 405 of the Securities Act of 1933, as amended. We changed our name to “Sino Fortune Holding Corporation” on April 18, 2016.

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

On September 14, 2016, we entered into an amendment to the said share exchange agreement with Benefactum Alliance Holdings Company Limited, and all the shareholders of Benefactum Alliance Holdings Company Limited increase the number of restricted shares of our common stock to be issued to the shareholders of Benefactum Alliance Holdings Company Limited from 50,000,000 to 337,500,000 and to extend the closing of the Reverse Merger to no later than September 30, 2016.

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

Change in Fiscal Year

On June 21, 2016, our Board of Directors approved a change in fiscal year end from October 31 to December 31. The change became effective at the end of the quarter ended December 31, 2015. All references to “fiscal years”, unless otherwise noted, refer to the twelve-month fiscal year, which prior to November 1, 2015, ended on October 31.

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

TWO MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE TWO MONTHS ENDED DECEMBER 31, 2014

Revenue

We recorded no revenue for the two-month period ended December 31, 2015 and the same corresponding period in 2014 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Our Cost of Goods Sold was $0 for the two-month period ended December 31, 2015, compared to $0 for the same period ended December 31, 2014. Accordingly, our gross profit was $0 for the two-month period ended December 31, 2015, compared to $0 for the two-month period ended December 31, 2014.

Operating Expenses

We incurred operating expenses of $3,611 for the two-month period ended December 31, 2015, compared to $3,706 for the same period ended December 31, 2014. Our operating expenses consisted of bank service charges of $28 (December 31, 2014-$14), accounting fees of $ 3,350 (December 31, 2014-$3,250), amortization of $233 (October 31, 2014-$0), and regulatory filings of $0(December 31, 2014-$442).

Net Losses

Our net loss for the two-month period ended December 31, 2015 was $3,611, compared to a net loss of $3,706 for the same period ended December 31, 2014

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

We incurred operating expenses of $27,960 for year ended October 31, 2015, compare to $75 for the period from April 18, 2014(Inception) to October 31, 2014. Our operating expenses consisted of bank service charges $711 (October 31, 2014-$112), accounting fees $9,050 (October 31, 2014-$0), legal fees $500 (October 31, 2014-$0), amortization $1,167 (October 31, 2014-$0), transfer agent $15,000 (October 31, 2014-$0) and regulatory filings $1,532 (October 31, 2014-$0). Expenses incurred during the fiscal year ended October 31, 2015 as compared to period ended October 31, 2014 increased primarily due to the increased scale and scope of business operations.

Net Losses

Our net loss for the fiscal year ended October 31, 2015was $26,980 compared to a net loss of $75 as of October 31, 2014 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, our total assets were $6,235 including $634 in cash and net fixed assets of $5,601. Our total liabilities were $13,800 comprising a loan from our previous director. As of December 31, 2014, our total assets were $8,411 comprising $1,411 in cash and net fixed assets of $7,000. Our total liabilities were $8,692 comprising a loan of $8,250 from our previous director and $442 in accrued regulatory fees.

As of October 31, 2015, our total assets were $6,495 comprised of cash $662 and net fixed assets of $5,833. Our total liabilities were $10,450 comprised of a loan from director. As of October 31, 2014, our total assets were $8,425 comprising of cash $1,425 and net fixed assets of $7,000. Our total liabilities were $5,000 comprised of a loan from director.

Shareholders’ equity decreased from a deficit of $281 as of December 31, 2014 to a deficit of $7,565 as of December 31, 2015. The deficit was due to the increase in operating expenses.

Shareholders’ equity has decreased from $3,425 as of October 31, 2014 to a deficit of $3,955 as of October 31, 2015. Deficit was due to the increase in operating expenses.

The Company had accumulated a deficit of $30,665 as of December 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has accumulated a deficit of $27,055 as of October 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, sales, loans from directors and/ or private placements of its common stock.

Because of the Company’s history of losses, its independent auditors, in the report on the financial statements for the year ended October 31, 2015 and October 31, 2014  have expressed doubt about its ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

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

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the period from November 1, 2015 to December 31, 2015, net cash flows used in operating activities were $3,378 compared to $3,264 for the period from November 1, 2014 to December 31, 2014

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2015, net cash flows used in operating activities was $25,813 compared to $75 for October 31, 2014 .

CASH FLOWS FROM INVESTING ACTIVITIES

We neither used nor generated cash from investing activities for both the periods from November 1, 2015 to December 31, 2015, and November 1, 2014 to December 31, 2014

We neither used nor generated cash from investing activities for the fiscal year ended October 31, 2015 and compare to $7,000 cash used for October 31, 2014.

CASH FLOW FROM FINANCING ACTIVITIES

We have financed our operations primarily from the sale of shares of our common stock or by way of loan from our previous director. For the period from November 1, 2015 to December 31, 2015, net cash from financing activities was $3,350 which was a loan from a director. For the period from November 1, 2014 to December 31, 2014, net cash provided by financing activities was $3,250 which was a loan from a director.

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

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $634 in cash as of December 31, 2015, and $1,411 as of December 31, 2014.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data are filed with this transition report in a separate section following Part IV, as shown in the index on page F-1 of this transition report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate financial reporting controls – As of December 31, 2015, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at December 31, 2015, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This transition report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this transition report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Bylaws provide that the number of directors constituting the Board of Directors shall be one or more, which number may be increased or decreased from time to time by resolution of the Board or the holders of a majority of the shares then entitled to vote at an election of directors. Directors shall be elected by the shareholders, and each director shall serve until the next annual meeting and until his successor is selected and qualified, or until resignation or removal.

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

As a result of the Sale on March 2, 2016, a change in control occurred in the Board of Directors and executive management of the Company. Slav Serghei, our previous sole director, President, Treasurer and Secretary resigned from all of his positions with the Company effective March 1, 2016. Concurrently therewith, Mr. Jing Xie was appointed to serve as the sole director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. On June 8, 2016, Mr. Xie resigned as Secretary and Mr. Chin Leong Yang was appointed as our Secretary.

Directors

The following table sets forth the name, age, principal occupation of, and other information regarding our current sole director:

Name	Age	Position
Jing Xie	35	Chief Executive Officer, Chief Financial Officer and sole director

Biographical information concerning the sole director of the Company is set forth below.

Jing Xie has more than 10 years’ experience in IT positions in large corporations including Jardine One Solution Co., Ltd, UBS Corporate Management (Shanghai) Co. Ltd and IFG Research (Shanghai) Investment Management Consulting Co., Ltd. Mr. Xie has served as the CEO of IFG Research (Shanghai) Investment Management Consulting Co., Ltd., an investment advisory services and financial research company, since December 2015. As CEO, Mr. Xie is responsible for the company’s overall management, strategic planning and development, and formulation of the company’s policies and business strategy. From January 2012 to December 2015, Mr. Xie was an analyst with UBS Corporate Management (Shanghai) Co. Ltd, one of the members under UBS Group, where he was responsible for all IT construction projects of new UBS branches in East China area, which included network construction, office infrastructure, hardware and software setup, and other IT support services. From 2007 to 2012, Mr. Xie served as an analyst with Jardine One Solution Co., Ltd., where he was responsible for the local integrated IT services and projects in Shanghai. Mr. Xie graduated from the East China University of Science and Technology with a Bachelor degree of Business Administration. Mr Xie has also obtained a master degree of Financial Software Engineering from the Northwestern Polytechnical University, with a major in the field of financial information management, electronic commerce, project management and software engineering.

Executive Officers

The following is information about our executive officers:

Name	Age	Position
Jing Xie	35	Chief Executive Officer, Chief Financial Officer and sole director
Chin Leong Yang	62	Secretary

Biographical information concerning the sole director of the Company is set forth below.

Jing Xie is a member of our Board of Directors and serves as our Chief Executive Officer and Chief Financial Officer. His biographical information is set forth above.

Chin Leong Yang, has been Chief Financial Officer and Treasurer of Asia Pacific Boiler Corporation since November 22, 2012. Mr. Yang served as Secretary of Asia Pacific Boiler Corporation from November 22, 2012 until March 2014 and has been its director since March 2014. In addition, Mr. Yang has been serving as Chief Financial Officer of G Capital Limited since 2012 was as a financial consultant to LaserSaver Pte Ltd from 2003 to 2011.Mr. Yang has extensive knowledge of accounting rules and regulations, corporate governance, internal control and has experience in the financial management of large corporations and public companies. Mr. Yang graduated from University of Otago, New Zealand and was admitted into New Zealand Society of Accountants in 1981 as an Associate Chartered Accountant.

Family Relationships

There are no familial relationships between our officers and directors.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on the Company’s Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially. The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Mergers and acquisitions is the core focus of our business presently Therefore, the Board believes that mergers and acquisition experience should be represented on the Board.

Mr. Xie, who is currently our sole director possesses all such qualifications, attributes, skills and experience. In particular, his position as CEO of IFG Research (Shanghai) Investment Management Consulting Co., Ltd., an investment advisory services and financial research company since December 2015 shows that he possesses mergers and acquisition experience as well as business experience as a Chief Executive Officer or a President or like position.

Board Committees

Audit Committee. The Company intends to establish an audit committee of the Board of Directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties would be to recommend to the Company’s Board of Directors the engagement of independent auditors to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Audit Committee Financial Expert. We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we just recently started our operations, at the present time, we believe the services of a financial expert are not warranted.

Compensation Committee. The Company intends to establish a compensation committee of the Board of Directors. The compensation committee would review and approve the Company’s salary and benefits policies, including compensation of executive officers.

Nominating Committee. The Company intends to establish a nominating committee of the Board of Directors. The nominating committee will review and nominate candidates to the fill the seats of the Board of Directors.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Director Compensation

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. We have historically not paid our directly and Mr. Xie presently receives no compensation as our director.

Significant Employees

Other than the director and officers described above, we do not expect any other individuals to make a significant contribution to our business.

Involvement in Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated..

Board Leadership Structure and Role in Risk Oversight

Mr. Xie is our sole director, Chief Executive Officer and Chief Financial Officer. Our entire Board has overall responsibility for risk oversight including related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Limitations on Liability

Article IX of our Bylaws provides that we may indemnify and advance litigation expenses to our directors, officers, employees and agents to the extent permitted by law, the Articles or these Bylaws, and shall indemnify and advance litigation expenses to our directors, officers, employees and agents to the extent required by law, the Articles or these Bylaws. Our obligations of indemnification, if any, shall be conditioned on receiving prompt notice of the claim and the opportunity to settle and defend the claim. The Company may, to the extent permitted by law, purchase and maintain insurance on behalf of an individual who is or was a director, officer, employee or agent of the Corporation. Consequently, our directors and officers may not be personally liable for monetary damages regarding their duties as directors and officers.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We maintain a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

-	Recruiting and retaining talented leadership.
-	Implementing measurable performance targets.
-	Correlating compensation directly with shareowner value.
-	Emphasizing performance based compensation, progressively weighted with seniority level.
-	Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary that compare with our compensation peer group of companies, and (ii) variable compensation contingent on above-target performance. The compensation peer group consists of those companies in the Shenzhen region that we deem to compete with our Company for executive talent. Individual compensation will vary depending on factors such as performance, job scope, abilities, tenure, and retention risk.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is based salary. We target the value of fixed compensation generally at the median of our compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow, and total shareowner return. Annual bonuses are tied to the current year’s performance of our Company. Restrictive stock awards are tied to an individual’s success in exceeding targeted results set by management.

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of our Company during the years 2014 and 2015, except as described below. The following table and the accompanying notes provide summary information for each of the last two fiscal years concerning cash and non-cash compensation paid or accrued by our chief executive officer and other executive officers earning in excess of $100,000 for the past two years.

TRANSITION PERIOD SUMMARY COMPENSATION TABLE

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonquali- fied Deferred Compen- sation	All Other Compen- sation	Total

Slav Serghei, President, Treasurer and Secretary[1]	April 18, 2014 -December 31, 2015	-	-	-	-	-	-	-	-

1.	On February 22, 2016, Slav Serghei, our previous sole director, President, Treasurer and Secretary, and holder of 3,500,000 shares of the Company’s common stock representing approximately 64% of the Company’s issued and outstanding securities, entered into a stock purchase agreement to sell to his shares equally to Ms. Zhixian Jiang and Mr. Zhenqi Zhao for an aggregate cash consideration of $182,400 (the “Sale”). The Sale was consummated on March 2, 2016. As a result of the Sale on March 2, 2016, a change in control occurred in the Board of Directors and executive management of the Company. Slav Serghei, the Company’s previous sole director, President, Treasurer and Secretary resigned from all of his positions with the Company effective March 1, 2016. Concurrently therewith, Mr. Jing Xie was appointed to serve as the sole director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. On June 8, 2016, Mr. Xie resigned as Secretary and Mr. Chin Leong Yang was appointed as our Secretary.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the year ended December 31, 2015. There are also no outstanding options that are exercisable.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Discussion and Analysis

We will strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations. However, given that we do not have operations and have no revenue, we have decided not to award any compensation to our executive officers for the time being.

Both Mr. Xie and Mr. Yang devote approximately four hours a week to manage the affairs of the Company. They have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

Once we are able to merge with an operating company, we plan to implement a more comprehensive compensation program, which not only provides a base salary comparable to peer companies but also takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

Employment Agreements

There are no employment agreements between us and our officers.

Equity Compensation Plan

We currently do not have any equity compensation plans.

Directors’ and Officers’ Liability Insurance

We currently do not have insurance insuring directors and officers against liability.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

The Company has not paid its directors any compensation in respect of their services on the Board. However, in the future, the Company intends to implement a market-based director compensation program.

Change of Control

As of December 31, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of August 2, 2016, the number of shares of the Company’s common stock owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s voting stock, and by each of the Company’s directors and executive officers and by all its directors and executive officers as a group. Each person has sole voting and investment power over the shares indicated, except as noted.

Except as otherwise specified below, the address of each beneficial owner listed below is 7A&B, China Merchants Tower, Wanchai Road, Shekou, Nanshan, Shenzhen 518000, China.

Title of Class	Name	Number of Shares Owned (1)	Percent of Voting Power (2)
Other Principal Stockholders (5%)
Common	Zhixian Jiang Room 602, Building 17, No. 5 Dong Hai Dong Road, Shi Nan District, Qing Dao City, Shandong, China	1,750,000	32.05%
Common	Zhenqi Zhao Room 602, Building 17, No. 5 Dong Hai Dong Road, Shi Nan District, Qing Dao City, Shandong, China	1,750,000	32.05%
Directors and Executive Officers
Common	Jing Xie	-	-
Common	Chin Leong Yang	-	-

Common	All Officers and Directors as a Group (2 person)	-	-

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on August 2, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on August 2, 2016 (5,460,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of convertible securities and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Based on 5,460,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Slav Serghei, our previous director was a major shareholder and held 62% of outstanding shares as of December 31, 2015 (October 31, 2014 – 100%). As of December 31, 2015, he had loaned $13,800 (October 31, 2014 - $5,000) to the Company to provide working capital for its business operations. The loan was unsecured, non-interest bearing and due on demand. On February 23, 2016, Mr. Serghei forgave the debt owed to him in the amount of $13,800. There is no longer any outstanding balance due to him as a former officer of the Company.

Other than the transaction described above, there are no material relationships between the Company and its current officers and directors or any of the persons expected to become directors or executive officers of the Company other than the transactions and relationship contemplated in the Share Exchange Agreement.

Director Independence

Our securities are quoted on the OTCQB tier of the OTC Markets Group inter-dealer quotation and trading system, which does not have any director independence requirements. Once we engage further directors and officers, we will develop a definition of independence and examine the composition of our Board of Directors with regard to this definition.

Item 14. Principal Accounting Fees and Services.

Gillespie & Associates, PLLC was our independent registered public accounting firm for fiscal year ended October 31, 2015. We dismissed Gillespie & Associates, PLLC and appointed Anton & Chia, LLP as our new independent registered public accounting firm on June 10, 2016, but subsequently, we re-engaged Gillespie & Associates, PLLC to audit our financial statements for the Transition Period.

The following table sets forth fees for professional services rendered by Gillespie & Associates, PLLC for the audit of our financial statements for the Transition Period and fees billed for other services rendered by Gillespie & Associates, PLLC for such period. There were no fees by Gillespie & Associates, PLLC for the Transition Period that would fall under the categories of “Tax Fees” or “All Other Fees”.

	Transition Period (November 1- December 31, 2015)	Fiscal Year ended October 31, 2015
Fee Category
Audit Fees (1)	$5,000	$9,050
Audit-Related Fees (2)	-	-
All Other Fees (3)	-	-
Total Fees	$5,000	$9,050

(1)	Annual audit fees primarily consist of fees for the audit of the consolidated financial statements and the review of the interim condensed quarterly consolidated financial statements. This category also includes fees for statutory audits required by the tax authorities of various countries and accounting consultations and research work necessary to comply with Public Company Accounting Oversight Board standards

(2)	Audit-Related Fees primarily consist of the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements.

(3)	Other Fees primarily consist of fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Our Board of Directors approves all audit and permitted non-audit services and all fees associated with such services performed by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

See “Table of Contents to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

(a) (3) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation , as amended (1)(2)
3.2	By-laws of the Company (3)
10.1	Share Exchange Agreement between the Company, Benefactum Alliance Holdings Company Limited and its shareholders dated May 13, 2016 (4)
23.1	Consent of MICHAEL GILLESPIE & ASSOCIATES, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 18, 2014.

(2)	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 8, 2016.

(3)	Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 18, 2014.

(4)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 13, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO FORTUNE HOLDING CORPORATION
(Registrant)

Date: September 19, 2016	By:	/s/ Jing Xie
Jing Xie
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jing Xie	Chief Executive Officer, Chief Financial	September 19, 2016
Jing Xie	Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

SINO FORTUNE HOLDING CORPORATION

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino Fortune Holding Company

We have audited the accompanying balance sheets of Sino Fortune Holding Company for the periods from November 1, 2015 through December 31, 2015 and November 1, 2014 through December 31, 2014, and for the years ended October 31, 2015 and October 31, 2014 and the related statements of operations, changes in stockholder’s equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, subject to the condition noted in the following paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Sino Fortune Holding Company for the periods from November 1, 2015 through December 31, 2015 and November 1, 2014 through December 31, 2014, and for the years ended October 31, 2015 and October 31, 2014 and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles in the United States of America.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

August 30, 2016

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Balance Sheets (Expressed in US Dollars)

(Audited)

	December 31, 2015	October 31, 2015	October 31, 2014
	$	$	$

ASSETS
Current assets
Cash	634	662	1,425
Total current assets	634	662	1,425
Fixed Assets
Equipment	7,000	7,000	7,000
Accumulated Amortization	(1,400)	(1,167)	-
Total Fixed Assets	5,600	5,833	7,000

Total Assets	6,234	6,495	8,425

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	-		0
Loan from director	13,800	10,450	5,000
Total liabilities	13,800	10,450	5,000
Stockholders’ deficit
Common stock: December 31, 2015: 75,000,000 shares authorized, $0.001 par value; 5,460,000 shares ; October 31, 2015: 75,000,000 shares authorized, $0.001 par value; 5,460,000 shares; October 31, 2014:75,000,000 shares authorized, $0.001 par value; 3,500,000 shares issued and outstanding respectively	5,460	5,460	3,500
Additional paid-in capital	17,640	17,640	-
Deficit	(30,666)	(27,055)	(75)
Total stockholders’ deficit	(7,566)	(3,955)	3,425
Total liabilities and stockholders’ deficit	6,234	6,495	8,425

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Statements of Operations (Expressed in US Dollars)

(Audited)

	Two months ended	Two months ended	Year ended	For the Period From April 18, 2014 (Inception) to
	December 31, 2015	December 31, 2014	October 31, 2015	October 31, 2014
	$	$	$	$

Revenue	-	-	1,180	-
Cost of Goods Sold	-	-	200	-
Gross Profit	-	-	980	-

Expenses

General and Administrative Expenses	3,611	3,706	27,960	75
Total Expenses	3,611	3,706	27,960	75
Net income (loss) from operations	(3,611)	(3,706)	(26,980)	(75)
Other Income
Net Income	(3,611)	(3,706)	(26,980)	(75)
Loss per share, basic and diluted	-	-	(0.01)	(0.00)
Weighted average shares outstanding – basic and diluted	5,460,000	3,500,000	4,308,384	250,000

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Statements of Changes in Stockholders’ Equity (Deficit) (Expressed in US Dollars)

(Audited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Inception, April 18, 2014 Shares issued for cash at $0.001 per share on October 17, 2014	3,500,000	$3,500	$-	$-	$3,500

Net loss for the period ended October 31, 2014	-	-	-	(75)	(75)

Balance, October 31, 2014	3,500,000	$3,500	$-	$(75)	$3,425

Shares issued for cash at $0.01 per share Net loss for the period ended October 31, 2015	1,960,000	$1,960	$17,640	$-	$19,600

Net loss for the period ended October 31, 2015	-	-	-	(26,980)	(26,980)

Balance, October 31, 2015	5,460,000	$5,460	$17,640	$(27,055)	$(3,955)

Net loss for the period ended December 31, 2015	-	-	-	$(3,611)	$(3,611)

Balance, December 31, 2015	5,460,000	$5,460	$17,640	$(30,666)	$(7,566)

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Statements of Cash Flows (Expressed in US Dollars)

(Audited)

	Two months ended	Two months ended	Year ended	April 18, 2014 (Inception) to
	December 31, 2015	December 31, 2014	October 31, 2015	October 31, 2014
Operating activities Net Income (loss) for the period Adjustments to reconcile net income/(loss) to net cash used in operating activities	$(3,611)	$(3,706)	$(26,980)	$(75)

Amortization and depreciation	233	-	1,167	-

Losses on disposal of equipment	-	-	-	-

Gain on waiver of loan from director	-	-	-	-

Paid accrued expenses from previous period	-	-	-	-

Accrued expenses	-	442	-	-

Net cash provided by (used in) operating activities	(3,378)	(3,264)	(25,813)	(75)

Investing activities
Purchase of Equipment	-	-	-	(7,000)

Net cash provided by (used in) investing activities	-	-	-	(7,000)

Financing activities
Proceeds from director	3,350	3,250	5,450	5,000
Issuance of shares	-	-	19,600	3,500

Net cash provided by financing activities	3,350	3,250	25,050	8,500

Increase (Decrease) in cash	(28)	(14)	(763)	1,425

Cash, beginning of period	662	1,425	1,425	-

Cash, end of period	663	1,411	662	1,425

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Notes to the Condensed Financial Statements December 31, 2015

(Expressed in US Dollars) (Audited)

1.	NATURE OF OPERATIONS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchanges Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of December 31, 2015 and for the year ending October 31, 2015 and from April 18, 2014 (Inception) to October 31, 2014.

Overview

TAPIOCA CORP. (“the Company”) was incorporated in the State of Nevada on April 18, 2014. It’s a development-stage company formed to sell Bubble Tea from mobile stands in Romania.

2.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently has working capital deficit, has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time and currently does not have the funding available to implement its business plan. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period of two months ending December 31, 2015 and December 31, 2014 and for the year ending October 31, 2015 and from April 18, 2014 (Inception) to October 31, 2014.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Notes to the Condensed Financial Statements December 31, 2015

(Expressed in US Dollars) (Audited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $634 of cash as of December 31, 2015 and $1,411 of cash as of December 31, 2014.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a threetier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Notes to the Condensed Financial Statements December 31, 2015

(Expressed in US Dollars) (Audited)

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

StockBased Compensation

Stockbased compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

For the two months period ended December 31, 2015 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been antidilutive as the Company incurred losses in these periods.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception there were no differences between our comprehensive loss and net loss.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Notes to the Condensed Financial Statements December 31, 2015

(Expressed in US Dollars) (Audited)

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

During the period from April 18, 2014 (Inception) to December 31, 2015, our sole director has loaned to the Company $13,800. The loan from our sole director was $8,250 as of December 31, 2014 and $13,800 as of December 31, 2015.

The loan is unsecured, noninterest bearing and due on demand.

5.	COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On October 17, 2014, the Company issued 3,500,000 shares of common stock to a director for cash proceeds of $3,500 at $0.001 per share. There were 3,500,000 shares of common stock issued and outstanding as of December 31, 2014.

Between November 01, 2014 and December 31, 2015, the company sold 1960,000 shares of common stock for the cash proceeds of 19,600 at 0.01 per share.

There were 5,460,000 shares of common stock issued and outstanding as of December 31, 2015.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Notes to the Condensed Financial Statements December 31, 2015

(Expressed in US Dollars) (Audited)

6.	INCOME TAXES

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $30,665 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The provision for Federal income tax consists of the following:

	December 31, 2015	December 31, 2014
Federal income tax benefit attributable to:
Current Operations	$1,228	$1,260
Less: valuation allowance	(1,228)	(1,260)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Deferred tax asset attributable to:

	December 31, 2015	December 31, 2014
Net operating loss carryover	$10,426	$1,286
Less: valuation allowance	(10,426)	(1,286)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $30,665 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

7.	SUBSEQUENT EVENT

Change of business

The Company previously was in the business of selling Bubble Tea from mobile stands in Romania. The Company has basically achieved the overall transformation from Bubble Tea to Peer-to-Peer (P2P) lending businesses in the People’s Republic of China (“PRC”). The Board considers such change of business allow the Company to leverage the extensive business network and expertise of the management and to capture the fast growing P2P market in PRC. The Company plans to start this new business through acquisition of one or more than one appropriate operation company.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Notes to the Condensed Financial Statements December 31, 2015

(Expressed in US Dollars) (Audited)

Change in Company name

As mentioned above, with further development and expansion of the business scope and investment areas of the Company, on March 17, 2016, the Board and the Majority Stockholders authorized, adopted and approved by written consent in lieu of a special meeting an amendment to the Company’s Articles of Incorporation to change the name of the Company to Sino Fortune Holding Corporation (the “Name Change Amendment”).

The Board considers that the change of Company Name will reflect the future strategy of the Company and believes that the change of Company Name is in the best interests of the Company and the Shareholders as a whole.

Increase of authorized share capital

On March 17, 2016, the Board and the Majority Stockholders authorized, adopted and approved by written consent in lieu of a special meeting an amendment to the Articles of Incorporation to increase its authorized share capital from 75,000,000 shares to 3,000,000,000 shares, consisting of 2,990,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. Our Board authorized and approved the proposed amendment to our Articles of Incorporation to increase our authorized share capital so that such shares will be available for issuance for general corporate purposes, including financing activities, without the requirement of further action by our stockholders.

Business development and ongoing acquisition

On May 13, 2016, Sino Fortune Holding Corporation (the “Company”) entered into a share exchange agreement with (the “Share Exchange Agreement”)with Benefactum Alliance Holdings Company Limited, a British Virgin Islands company (“Benefactum”) and all the shareholders of Benefactum Alliance Holdings Company Limited (the “Benefactum Shareholders”) and on September 14, 2016, an amendment to the Share Exchange Agreement to acquire all of the issued and outstanding capital stock of Benefactum from the Benefactum Shareholders in exchange for 337,500,000 restricted shares of the Company’s common stock, par value $0.001 (the “Reverse Merger”).

Loan Forgiveness

During the period from April 18, 2014 (Inception) to October 31, 2015, our previous sole director and officer loaned to the Company $10,450. The loan was unsecured, non-interest bearing and due on demand. The balance due to him was $13,800 as of February 23, 2016, $13,800 as of December 31, 2015 and $5,000 as of October 31, 2014. On February 23, 2016, our previous sole director and officer, Mr. Slav Serghei forgave the debt owed to him in the amount of $13,800. There is no longer any outstanding balance due to him as a former officer of the Company.

