Form 10-Q/A
period 2016-06-30
Sino Fortune Holding Corp
filed 2016-09-19
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No.1 to Sino Fortune Holding Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the Securities and Exchange Commission on August 22, 2016 is to (i) amend an error in the Stockholders’ Deficit section of the Company’s Condensed Balance Sheet where it was erroneously stated that the Company’s authorized capital as of June 30, 2016 was 300,000,000 shares consisting of 299,000,000 shares of common stock and 10,000,000 shares of preferred stock instead of 3,000,000,000 shares consisting of 2,990,000,000 shares of common stock and 10,000,000 shares of preferred stock and (ii) amend the description under the column marked “December 31, 2015” in the Company’s Condensed Balance Sheet from “Unaudited” to “Audited” as the Company had recently changed its fiscal year to end December 31 instead of October 31 originally and had just completed the audit of the transition period of November 1,2015 – December 31, 2015 and filed its Transition Report on Form 10-KT with the Securities and Exchange Commission on September19, 2016.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

FORM 10-Q/ A

(Amendment No. 1)

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Item 1. Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION

(FORMERLY “TAPIOCA CORP.”)

Condensed Balance Sheets (Expressed in US Dollars)

	June 30, 2016 $	December 31, 2015 $
	(Unaudited)	( A udited)

ASSETS
Current assets
Cash	-	634
Total current assets	-	634

Fixed Assets
Equipment	-	7,000
Accumulated Amortization	-	(1,399)
Total Fixed Assets	-	5,601
Total Assets	-	6,235
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities	-
Accrued expenses	-	-
Loan from director	2,000	13,800
Total liabilities	2,000	13,800
Stockholders’ deficit
Common stock: June 30, 2016: 3,000,000,000 shares authorized, consisting of 2,990,000,000 shares of common stock and 10,000,000 shares of preferred stock; December 31, 2015: 75,000,000 shares authorized, $0.001 par value; 5,460,000 shares issued and outstanding	5,460	5,460
Additional paid-in capital	17,640	17,640
Deficit	(25,100)	(30,665)
Total stockholders’ deficit	(2,000)	(7,565)
Total liabilities and stockholders’ deficit	-	6,235

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

SINO FORTUNE HOLDING CORPORATION

Date: September 19 , 2016	By:	/s/ Jing Xie
Jing Xie
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer )

