Form 10-Q
period 2016-09-30
Sino Fortune Holding Corp
filed 2016-11-15
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to_________________________

Commission File Number: 333-201037

SINO FORTUNE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	35-2507568
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2299 West Yan’an Road, Shanghai Mart Tower, 24th Floor, Room 2403, Changning District, Shanghai 200336, China
(Address of principal executive offices)	(Zip Code)

+86 021-2357-0077

(Registrant’s telephone number, including area code)

17A&B, China Merchants Tower, Wanchai Road, Shekou, Nanshan, Shenzhen 518000, China

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock issued and outstanding as of November 11, 2016 is 361,820,246.

FORM 10-Q

SINO FORTUNE HOLDING CORPORATION

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,393,350	$5,712,741
Accounts receivable	742	-
Prepayments	1,155,893	193,358
Deposits and other receivables	1,651,153	882,711
Total current assets	11,201,138	6,788,810
Property and equipment - net	296,661	671,943
Intangible assets	18,596	-
Total assets	$11,516,395	$7,460,753

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$254,164	$1,064,670
Taxes payable	1,009,560	556,813
Other payable	7,360,097	5,410,913
Total current liabilities	8,623,821	7,032,396

Total liabilities	8,623,821	7,032,396

Stockholders’ equity
Common stock, $0.001 par value, 2,990,000,000 shares authorized, 342,960,000 and 337,500,000 shares issued and outstanding, respectively	342,960	337,500
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-	-
Additional paid-in capital	1,378,060	1,383,520
Retained earnings	1,246,084	(1,263,459)
Accumulated other comprehensive loss	(74,530)	(29,204)
Total stockholders’ equity	2,892,574	428,357
Total liabilities and stockholders' equity	$11,516,395	$7,460,753

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$7,074,552	$4,255,412	$18,382,099	$8,170,840

Operating expenses
Selling, general and administrative expenses	5,016,297	4,113,799	15,057,766	7,665,629
Business and related taxes	82,028	33,216	122,573	61,087
Depreciation	53,629	28,432	119,176	54,069
Total operating expenses	5,151,954	4,175,447	15,299,515	7,780,785
Income from Operations	1,922,598	79,965	3,082,584	390,055

Other income (expenses)
Interest income	23,657	648	83,182	(227)
Interest expense and bank charges	(1,485)	(1,238)	(6,311)	(339)
Other	17,016	252	(25,190)	(48,838)
Total other income (expense)	39,187	(338)	51,680	(49,404)
Income before provision for income taxes	1,961,785	79,627	3,134,264	340,651
Provision for income taxes	(503,232)	-	(624,721)	-
Net income	1,458,553	79,627	2,509,543	340,651

Other comprehensive income (loss)
Foreign currency translation adjustment	(24,158)	(3,286)	(45,326)	(33,119)
Total comprehensive income	$1,434,395	$76,341	$2,464,217	$307,532

Net income per common share - basic and diluted	$0.00	$0.00	$0.01	$0.00

Weighted average number of common shares outstanding - basic and diluted	337,559,348	337,500,000	337,519,927	337,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,509,543	$340,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119,176	54,069
Changes in operating assets and liabilities:
Accounts receivable	(752)	-
Prepayments	(720,051)	(47,984)
Deposit and other receivables	(802,900)	(2,065,156)
Accounts payable and accrued liabilities	(792,708)	48,613
Taxes payable	474,046	11,352
Other payable	2,122,641	5,064,995
Net cash provided by operating activities	2,908,994	3,406,540

Cash flows from investing activities:
Purchase of property and equipment	(17,886)	(269,610)
Purchase of intangible asset	(18,850)	-
Net cash used in investing activities	(36,736)	(269,610)

Cash flows from financing activities:	-	-
Effect of exchange rate change	(191,649)	(145,560)
Cash and cash equivalents:
Net increase (decrease)	2,680,609	2,991,370
Balance at beginning of period	5,712,741	1,673,799
Balance at end of period	$8,393,350	$4,665,169

Supplemental Disclosures of Cash flow Information:
Cash received for interest income	$83,182	$1,507
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Note 1 - Organization and description of business

Sino Fortune Holding Corporation (“Sino Fortune” or the “Company”) was incorporated in the State of Nevada on April 18, 2014 under the name Tapioca Corp. Effective April 18, 2016, we amended our name from Tapioca Corp. to Sino Fortune Holding Corporation.

On May 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) and on September 14, 2016, the Company entered into an amendment to the Share Exchange Agreement (the “Amendment”) with Benefactum Alliance Holdings Company Limited, a British Virgin Islands company, the (“Benefactum Alliance”), and all the shareholders of Benefactum Alliance, namely, Mr. Bodang Liu, Avis Genesis Inc. and Manor Goldie Inc. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Benefactum Alliance in exchange for the issuance to the Shareholders an aggregate of 337,500,000 restricted shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on September 29, 2016. As a result, Benefactum Alliance became our wholly owned subsidiary and after the Reverse Merger, Sino Fortune had a total of 342,960,000 shares of common stock outstanding and former shareholders of Benefactum Alliance owned 98.41% of the issued and outstanding shares.

The acquisition of Benefactum Alliance was accounted for as a recapitalization effected by a share exchange, wherein Benefactum Alliance is considered the acquirer for accounting and financial reporting purposes (legal acquiree) with no adjustment to the historical basis of its assets and liabilities. Benefactum Alliance’s Shareholders become the majority shareholders and have control of the Company. Sino Fortune was a non-operating public shell prior to the acquisition and as a result of the acquisition of Benefactum Alliance, the Company is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. The historical financial statements for periods prior to September 29, 2016 are those of Benefactum Alliance except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization.

Benefactum Alliance is a holding company incorporated under the laws of British Virgin Islands on March 15, 2016. On April 7, 2016, Benefactum Alliance incorporated Benefactum Sino Limited (“Benefactum Sino”) in Hong Kong SAR. Benefactum Sino, in turn, incorporated Benefactum Alliance (Shenzhen) Investment Consulting Company Limited (“Benefactum Shenzhen” or “WFOE”) in the People’s Republic of China with a registered capital of RMB 100,000 on April 21, 2016. WFOE entered into a series of contractual agreements with Benefactum Alliance Business Consultant (Beijing) Co., Ltd. (“Benefactum Beijing”), a company incorporated in the People’s Republic of China on September 10, 2013 with registered capital of RMB 50,000,000. Benefactum Beijing is engaged in operating an electronic online financial platform, www.hyjf.com, which is designed to match investors with small and medium-sized enterprises (“SMEs”) and individual borrowers in China and generate its revenue from services in connection with matching investors with these borrowers.

Due to PRC legal restrictions on foreign ownership and investment in, among other areas, value-added telecommunications services, which include internet content providers, or ICPs, we, similar to all other entities with foreign-incorporated holding company structures operating in our industry in China, have to operate our internet businesses and other businesses in which foreign investment is restricted or prohibited in the PRC through wholly foreign-owned enterprises, majority-owned entities and variable interest entities. The contractual arrangements between WFOE and Benefactum Beijing allow us to:

•	exercise effective control over Benefactum Beijing;
•	receive substantially all of the economic benefits of Benefactum Beijing; and
•	have an exclusive option to purchase all or part of the equity interests in Benefactum Beijing when and to the extent permitted by PRC law;

Each of the contractual agreements is described in detail below:

Trademarks, Technologies & Management and Consulting Service Agreement - Pursuant to the Trademarks, Technologies & Management and Consulting Service Agreement between WFOE and Benefactum Beijing, Benefactum Beijing has transferred all its rights to its trademarks, technologies and other intellectual property to WFOE. Additionally, Benefactum Beijing has engaged WFOE as its exclusive management consultant to provide client management, marketing counseling, corporate management, corporate management, finance consulting and personnel training services. As consideration for the provision of such services, Benefactum Beijing pays WFOE a management and consulting fee equivalent to its net profits after tax.

The Trademarks, Technologies & Management and Consulting Service Agreement remains effective until the date when the WFOE intends and does terminate this agreement or when Benefactum Beijing ceases to exist.

The Equity Interest Pledge Agreement - Under the Equity Interest Pledge Agreement by and between WFOE, the shareholders of Benefactum Beijing (the “Benefactum Beijing Shareholders”) and Benefactum Beijing, WFOE has lent RMB200 to the Benefactum Beijing Shareholders, who, in turn, pledged all of their equity interests in Benefactum Beijing to WFOE to guarantee the performance of their obligations to repay the loan. The term of the loan is for 100 years and repayment of the loan can only occur on the loan maturity date or if WFOE decides to receive the repayment.

Under the terms of the agreement, WFOE, as pledgee, will be entitled to all the dividends generated by the pledged equity interests.

Exclusive Right and Option to Purchase Agreement - Under the Exclusive Right and Option to Purchase Agreement, the Benefactum Beijing Shareholders irrevocably granted WFOE an exclusive option to purchase all assets and equity interests of Benefactum Beijing. The purchase price for the said assets and equity interests shall be the lowest price allowed by the laws and regulations of the People’s Republic of China.

When WFOE considers it necessary, feasible under the laws and regulations of the People’s Republic of China and mandatory at the request of the U.S. Securities and Exchange Commission, WFOE shall exercise this exclusive right and option. When excising its exclusive right, WFOE shall serve written notice to the Benefactum Beijing Shareholders. Within 7 days of receiving the written notice from WFOE, the Benefactum Beijing Shareholders and Benefactum Beijing shall provide necessary assistance to transfer the equity interest.

Equity Interest Holders’ Voting Rights Proxy Agreement - Under the Equity Interest Holders’ Voting Rights Proxy Agreement, the Benefactum Beijing Shareholders have agreed to authorize a representative/representatives designated by WFOE to exercise their voting rights at a general meeting of equity interest holders of Benefactum Beijing to, amongst other things, appoint the Chairman and directors of Benefactum Beijing. Additionally, the Benefactum Beijing Shareholders have undertaken not to transfer any of their equity interests except to either WFOE or its representative(s). The term of this agreement shall be the same term as the Equity Interest Pledge Agreement.

Through its 100% owned Benefactum Sino and WFOE, Benefactum Alliance controls and manages Benefactum Beijing through the series of contractual agreements.

 Note 2 – Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or the “Standard”). The consolidated financial statements include the accounts of Sino Fortune, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing, and have been reported in United States dollars. All inter-company balances and transactions have been eliminated in consolidation.

The series of contractual agreements between WFOE and Benefactum Beijing (see Note 1) collectively enable us to exercise effective control over, and realize substantially all of the economic risks and benefits arising from Benefactum Beijing, as well as give us an exclusive option to purchase all or part of the equity interests in it when and to the extent permitted by PRC law. As a result of these contractual arrangements, we have become the primary beneficiary of Benefactum Beijing and determined Benefactum Beijing is our variable interest entity subject to consolidation under U.S. GAAP. Accordingly, the financial statements of Benefactum Beijing are included in the consolidated financial statements of the Company.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, allowance for doubtful accounts, deferred revenues and deferred income tax. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased. The Company has no cash equivalents as of September 30, 2016 and December 31, 2015, respectively.

Prepayments

Prepayments consist of amounts paid in advance to contractors and vendors for goods and services.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of these assets. Estimated useful lives of the assets are as follows:

Office furniture	3 years
Electronic equipment	5 years
Leasehold improvement	1 to 3 years

Maintenance and repairs are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized and depreciated over the remaining useful life of the assets.

Long-Lived Assets

Certain assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.

Fair Value of Financial Instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs other than quoted prices that are observable for the asset or liability in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect management’s assumptions based on the best available information.

The carrying value of accounts payable and accrued liabilities and other payables approximate their fair values because of the short-term nature of these instruments.

Revenue Recognition

Revenues are primarily composed of fees collected from facilitating loan originations.

The Company recognizes revenues under ASC 605 when the following four revenue recognition criteria are met for each revenue type: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Loan facilitation service is rendered when a loan is successfully matched between the lenders and the borrowers; and when a loan is originated. The origination of a loan takes place when the fund provided by the investor is transferred to the borrower. Revenue is recognized when loan facilitation service fee is charged and collected from borrower upon the origination of the loan. The aforementioned fee is an agreed upon percentage of the total principal which varies based on the terms of the loan. The borrower has to agree upfront of such service fee and such service fee is not refundable.

The Company also charges account management fee when borrower repays the loan through the Company’s online platform. Management service is considered rendered when proceeds has been transferred to lenders. The fee is charged to borrower and is paid by borrower separately. The Company recognizes the revenue when loan has been repaid and the service fee is collected. A service fee of an agreed upon percentage on the total borrowing is collected from the borrowers and recognized as revenues when the loan is repaid.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at September 30, 2016 and December 31, 2015.

Common Control Transaction

A business combination involving entities under common control is a business combination in which all of the combining entities are ultimately controlled by the same party, both before and after the business combination, and control is not transitory. The accounting requires financial statements to be prepared using predecessor book values without any step up to fair value. The difference between any consideration given and the aggregate book value of the assets and liabilities of the acquired entity are recorded as an adjustment to equity.

Foreign Currency Translation

Benefactum Beijing’s business maintain their accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which their operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as the functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated Other Comprehensive Income (Deficit)”.

The value of RMB against USD and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of USD reporting. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	As of September 30, 2016	As of December 31, 2015
Balance sheet items, except for equity accounts	US$1 = RMB 6.6702	US$1 = RMB 6.4917

Nine months ended September 30,
	2016	2015
Items in the statements of income and cash flows	US$1 = RMB 6.5802	US$1 = RMB 6.1743

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the consolidated statements of income (loss) and other comprehensive income (loss) and the consolidated statements of shareholders’ equity.

Earnings per Share (“EPS”)

Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (i.e., options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Risks and Uncertainties

Credit risk

Credit risk is one of the most significant risks for the Company’s business. Credit risk exposures arise principally in lending activities which is an off-balance sheet financial instrument.

Credit risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages credit risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize credit risk, the Company requires withholding 3% of the total borrowing from the borrower as a loan guarantee. (See Note 5)

The Company identifies credit risk collectively based on industry, geography and customer type. This information is monitored regularly by management.

In measuring the credit risk of lending loans to corporate borrowers, the Company mainly reflects the “probability of default” by the borrower on its contractual obligations and considers the current financial position of the borrowers and the exposures to the borrowers and its likely future development. The Company uses standard approval procedures to manage credit risk for their loans.

Foreign currency risk

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The guidance substantially converges final standards on revenue recognition between the FASB and the International Accounting Standards Board providing a framework on addressing revenue recognition issues and, upon its effective date, replaces almost all exiting revenue recognition guidance, including industry-specific guidance, in current U.S. generally accepted accounting principles.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

•	Step 1: Identify the contract(s) with a customer.

•	Step 2: Identify the performance obligations in the contract.

•	Step 3: Determine the transaction price.

•	Step 4: Allocate the transaction price to the performance obligations in the contract.

•	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date for ASU 2014-09. The guidance is now effective for annual and interim periods beginning after December 15, 2017. The guidance allows for either a retrospective or cumulative effect transition method. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Company is currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance and adds some practical expedients in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the following eight specific cash flow issues with the objective of reducing the existing diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; (6) life insurance policies; (7) distributions received from equity method investees; (8) beneficial interests in securitization transactions; and (9) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The guidance is to be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Note 3 – Other receivable and deposit

The following is a summary of other receivables and deposit as of September 30, 2016 and December 31, 2015:

	2016	2015
Security deposit	$103,359	$191,518
Due from an individual shareholder	419,886	93,426
Due from related companies	-	104,071
Advances and loans	1,127,908	493,696
Other receivable and deposit	$1,651,153	$882,711

Security deposit represents various deposits made to vendors for rent, renovation and other services.

Due from an individual shareholder was the amount that the shareholder borrowed from Benefactum Beijing. The Company expects this amount to be repaid from such shareholder no later than year ended December 31, 2016.

Advances and loans are amounts advanced or lent to employees or vendors for business transactions.

Note 4 – Property and equipment, net

The following is a summary of property and equipment as of September 30, 2016 and December 31, 2015:

	2016	2015
Office furniture	$50,645	$121,573
Electronic equipment	296,966	331,076
Leasehold improvement	131,782	353,593
Subtotal	479,393	806,242
Less: accumulated depreciation	(182,732)	(134,299)
Property and equipment, net	$296,661	$671,943

Depreciation expense for the nine months ended September 30, 2016 and 2015 were $119,176 and $54,069, respectively.

On April 30, 2016, we sold $27,678 office furniture and $229,697 electronic equipment to an unrelated service provider.

There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of September 30, 2016.

Note 5 – Other payable

The following is a summary of other payable as of September 30, 2016 and December 31, 2015:

	2016	2015
Private loan risk reserve	$7,044,765	$5,410,913
Due to various other parties	315,332	-
Other payable	$7,360,097	$5,410,913

Private loan risk reserve represents the 3% cash collaterals collected from the borrowers when the private lending is closed.

Due to various other parties are amounts payable for rent, property management fee, internet service fee and computers etc.

Note 6 – Income taxes

The Company is subject to income taxes on income arising in or derived from the PRC in which the Company and the Branches are domiciled.

Significant components of the income tax provision were as follows for the nine months ended September 30, 2016 and 2015:

	2016	2015
Income before provision for income taxes	$3,134,264	$340,651

PRC statutory rate of 25%	$783,566	$85,163
Net loss carry forward	(158,845)	(85,163)
Income tax provision	$624,721	$-

Note 7 – Concentrations and Risks

The Company maintains certain bank accounts in the PRC which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance.

We have contracted with a licensed third party online payment service, Hui Fu Tian Xia Limited Company (ChinaPnR), to assist in the disbursement and repayment of loans. Both investor and borrower would open accounts with ChinaPnR and authorize ChinaPnR to manage their accounts. The investor will fund the loan amount in his/her account under ChinaPnR, which would then disburse this loan amount to the borrower net of our service fees which it will remit to us.

When the borrower repays the loan to ChinaPnR, he/she will deposit the monthly account maintenance fee along with the principal loan amount and interest. ChinaPnR will then disburse the principal loan amount and interest back to investor and account maintenance fee to us.

Currently, investors are not charged for the service provided by ChinaPnR. However, individual borrowers are charged a processing fee by ChinaPnR in the amount of 0.11% to 0.25% (which varies depending on the bank they use) of the loan amount when it is deposited in their ChinaPnR account. For SME borrowers, they pay RMB 10 per deposit. When borrowers withdraw money from their ChinaPnR account, they would have to pay a processing fee of 0.05% of the withdrawing amount plus RMB1 or just RMB1, depending on how soon they wish for the withdrawal to be effected. When the loan is repaid to ChinaPnR, it will disburse the loan and interest back to investor.

Cash and cash equivalents balance held in the PRC bank accounts were $8,393,350 and $5,712,741 as of September 30, 2016 and December 31, 2015, respectively.

For the nine months ended September 30, 2016, all of the Company’s assets were located in the PRC and all of the Company’s revenues were derived from the PRC.

No customer accounted for more than 10% of revenues for the nine months ended September 30, 2016 and 2015.

Note 8 – Subsequent events

On October 18, 2016, the Company entered into subscription agreements with an aggregate of two hundred and seven (207) investors (the “Investors”) for the purchase and sale of an aggregate of 18,860,246 shares of common stock of the Company, par value $0.001 (the “Shares”), at prices ranging from US$0.40 to US$0.41 and US$0.425 per share for total gross proceeds of RMB 51,252,322 (approximately, $7,878,670) (the “Offering”). The proceeds from the Offering will be used for general corporate purposes, including infrastructure, product development, marketing, investments and sales and working capital.

Also on October 18, 2016 (the “Effective Date”), the Company entered into escrow agreements with the Investors and Sichenzia Ross Ference Kesner LLP (“SRFK”), pursuant to which the Company and the Investors appointed SRFK as the escrow agent and agreed to place the Shares in an escrow account maintained by SRFK until the second anniversary of the Effective Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q or Form 10-Q and other reports filed by us from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors as they relate to our industry, our operations and results of operations, and any businesses that we may acquire. Should one or more of the events described in these risk factors materialize, or should our underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the U.S. federal securities laws, we do not intend to update any of the forward-looking statements to conform them to actual results. The following discussion should be read in conjunction with our pro forma financial statements and the related notes that will be filed herein.

OVERVIEW

We are a holding company that, through our wholly-owned subsidiaries, Benefactum Alliance Holdings Company Limited, a British Virgin Islands company (“Benefactum Alliance”), Benefactum Sino Limited, a Hong Kong company (“Benefactum Sino”) and Benefactum Alliance (Shenzhen) Investment Consulting Company Limited, a People’s Republic of China company (“Benefactum Shenzhen” or “WFOE”) and our contractually controlled and managed company, Benefactum Alliance Business Consultant (Beijing) Co., Ltd., a People’s Republic of China company (“Benefactum Beijing”), operate an electronic online financial platform, www.hyjf.com, which is designed to match investors with small and medium-sized enterprises (“SMEs”) and individual borrowers in China. We believe our services provide an effective financial credit facility solution to under-served SME and individual borrowers.

We were incorporated as “Tapioca Corp.” in the State of Nevada on April 18, 2014. We were previously in the business of selling bubble tea from mobile stands in Romania. However we were not successful in implementing our original business plan. After a series of changes in control and a change in our name to “Sino Fortune Holding Corporation”, we entered into a share exchange agreement with Benefactum Alliance and its shareholders on May 13, 2016 and an amendment to the exchange agreement on September 14, 2016. The share exchange agreement , as amended, contemplated to acquisition of all the issue and outstanding shares of Benefactum Alliance in exchange for the issuance to the shareholders of Benefactum Alliance an aggregate of 337,500,000 restricted shares of our common stock (the “Reverse Merger”). The Reverse Merger was consummated on September 29, 2016.

Through Benefactum Beijing, we now generate revenue from our services in connection with matching investors with individual and SME borrowers. We typically charge borrowers a service fee of between 1.5% to 3% of the loan amount depending on the term of the loan. Additionally we charge a 0.3% monthly maintenance fee of the loan amount on active accounts (i.e. accounts with outstanding loans). We are an online lending marketplace only and do not use our own capital to invest in loans facilitated through our marketplace.

Due to PRC legal restrictions on foreign ownership and investment in, among other areas, value-added telecommunications services, which include internet content providers, or ICPs, we, similar to all other entities with foreign-incorporated holding company structures operating in our industry in China, have to operate our internet businesses and other businesses in which foreign investment is restricted or prohibited in the PRC through wholly foreign-owned enterprises, majority-owned entities and variable interest entities. Accordingly, we plan to continue operating our online financial platform in China through Benefactum Beijing, which is wholly-owned by two Chinese shareholders.

The contractual arrangements between WFOE and Benefactum Beijing collectively enable us to exercise effective control over, and realize substantially all of the economic risks and benefits arising from Benefactum Beijing.

We conduct our business primarily in Beijing, Shanghai and the Shandong province, People’s Republic of China. Our principal executive offices are located at Rooms 2401, 2402, 2403, 2404 and 2412 on 2299 Yan’an West Road, Shanghai, China.

Results of Operations of Sino Fortune Holding Corporation and Subsidiaries

The following table sets forth a breakdown of revenue for the periods indicated, both in absolute amount and as a percentage of total revenues. The information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

For the Three Months Ended September 30, 2016 and 2015

	For the Three Months Ended
	September 30, 2016		September 30, 2015
	Amount	% of Total	Amount	% of Total
Service Fee	$5,106,877	72%	$3,370,451	79%
Management Fee	1,967,675	28%	884,961	21%
Total	$7,074,552	100%	$4,255,412	100%

Revenue

The online Peer-to-Peer lending platform industry has experienced some rapid growth in recent years in China. Our revenue increased 66% from approximately $4.26 million in the three months ended September 30, 2015 to approximately $7.07 million in the three months ended September 30, 2016, primarily due to the substantial increase in the volume of loans facilitated through our platform, which increased from approximately $151 million in the three months ended September 30, 2015 to approximately $225 million in the three months ended September 30, 2016. The mix in revenue streams remained constant year over year and we do not anticipate significant changes.

Operating expenses

Our total operating expenses increased 23% from approximately $4.18 million in the three months ended September 30, 2015 to approximately $5.15 million in the three months ended September 30, 2016, primarily attributable to the increase in sales and marketing expenses, which increased 59% from the same period last year.

The following table sets forth the main components of our operating expenses for the three months ended September 30, 2016 and 2015.

	For the Three Months Ended
	September 30, 2016		September 30, 2015
	Amount	% of Total	Amount	% of Total
Sales & Marketing Expenses	$4,486,424	87%	$2,827,437	68%
General & Administrative Expenses	529,874	10%	1,286,361	31%
Business & related taxes	82,027	1.6%	33,216	0.8%
Depreciation	53,629	1%	28,432	0.7%
Total Operating Expenses	$5,151,954	100%	$4,175,447	100%

Our sales and marketing expenses increased from approximately $2.83 million in the three months ended September 30, 2015 to approximately $4.49 million in the three months ended September 30, 2016, a 59% increase. The increase was primarily due to the increase in expenses associated with sales efforts. Our general and administrative expenses decreased by 59% from approximately $1.29 million in the three months ended September 30, 2015 to approximately $0.53 million in the three months ended September 30, 2016, primarily due to laying off more than 1,000 off-line sales related personnel in April 2016, to comply with new industry regulatory measures, thus decreased our administrative expense on this aspect of operations. Business & related taxes are levied on value-added tax which is charged on revenue. Such tax expenses increased significantly for the three months ended September 30, 2016 due to the large increase in our revenue as compared to the same period last year. We leased three office spaces in Shanghai in October and November 2015 and in March 2016 as our head quarter and main offices. Depreciation expense increased primarily because of amortization of these leasehold improvements during the three months ended September 30, 2016.

Net Income (loss)

Because of industry growth and our effective sales and marketing activities, we are able to grow our revenue at a higher pace than operating expenses. For the three months ended September 30, 2016, we recorded a net income of approximately $1.46 million, while there was a net income of approximately $0.08 million in the three months ended September 30, 2015.

For the Nine Months Ended September 30, 2016 and 2015

	For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Amount	% of Total	Amount	% of Total
Service Fee	$13,255,943	72%	$6,434,713	79%
Management Fee	5,126,156	28%	1,736,127	21%
Total	$18,382,099	100%	$8,170,840	100%

Revenue

The online Peer-to-Peer lending platform industry has experienced some rapid growth in recent years in China. Our revenue increased 125% from approximately $8.17 million for the nine months ended September 30, 2015 to approximately $18.38 million for the nine months ended September 30, 2016, primarily due to the substantial increase in the volume of loans facilitated through our platform, which increased from approximately $339 million in the nine months ended September 30, 2015 to approximately $596 million in the nine months ended September 30, 2016, a 76% increase.

Operating expenses

Our total operating expenses increased from approximately $7.78 million in the nine months ended September 30, 2015 to approximately $15.3 million in the nine months ended September 30, 2016, primarily attributable to the 127% increase in sales and marketing expenses, and to a milder 31% increase in general and administrative expenses.

The following table sets forth the main components of our operating expenses for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Amount	% of Total	Amount	% of Total
Sales & Marketing Expenses	$11,893,881	78%	$5,242,681	67%
General & Administrative Expenses	3,163,885	21%	2,422,947	31%
Business & related taxes	122,573	0.8%	61,087	0.8%
Depreciation	119,176	0.8%	54,069	0.7%
Total Operating Expenses	$15,299,515	100%	$7,780,785	100%

Our sales and marketing expenses increased 127% from approximately $5.2 million in the nine months ended September 30, 2015 to approximately $11.9 million in the nine months ended September 30, 2016. The increase was primarily due to the increase in expenses associated with our proactive and continued user acquisition efforts.

Our general and administrative expenses increased by 31% from approximately $2.4 million in the nine months ended September 30, 2015 to approximately $3.2 million in the nine months ended September 30, 2016, primarily due to the legal, accounting and external consulting fees associated with business re-structuring and our Reverse Merger, partially offset by administrative savings from terminating our off-line sales activities. Business & related taxes are levied on value-added tax which is charged on revenue. Such tax expenses increased significantly for the nine months ended September 30, 2016 due to the large increase in our revenue as compared to the same period last year. We leased three office spaces in Shanghai in October and November 2015 and in March 2016 as our head quarter and main offices. Depreciation expense increased primarily because of amortization of the leasehold improvements during the nine months ended September 30, 2016.

Net Income (loss)

For the foregoing reasons, particularly the substantial growth in our revenue, we recorded net income of approximately $2.51 million for the nine months ended September 30, 2016, compared to net income of approximately $0.34 million for the nine months ended September 30, 2015, the year when we first turned profitable.

Liquidity and Capital Resources

Sources of Liquidity

Cash balance at September 30, 2016 was $8,393,350. During the nine months ended September 30, 2016, net cash provided by operating activities totaled $2,908,994. Net cash used in investing activities totaled $36,736. No cash was provided by financing activities during this period. The resulting change in cash for this period was an increase of $2,680,609, which was primarily due to the increase in other payables of $2,122,641, the increase in net income of $2,509,543, and depreciation of $119,176, partially offset by increase in deposit & other receivables and prepayment of $1,522,951 and decrease in accounts payable and accrued liabilities of 792,708.

The cash balance at December 31, 2015 was $5,712,741. During the year ended Dec 31, 2015, net cash provided by operating activities totaled $4,989,732, primarily due to the increase in accounts payable and accrued liabilities and increase in the other payables. Net cash used in investing activities totaled $ 687,420, due to the purchase of property and equipment. No cash was provided by financing activities during this period.

As of September 30, 2016, we had $8,623,821 in total current liabilities, which included $254,164 in account payables and other accruals, $7,360,097 in other payables and $1,009,560 in taxes payable. As of December 31, 2015, we had $7,032,396 in total current liabilities, which included $1,064,670 in account payables and other accruals, $5,410,913 in other payable and $556,813 in taxes payable.

Our total liabilities as of September 30, 2016 and December 31, 2015 amounted to $8,623,821 and $7,032,396 respectively. Our total assets amounted $11,516,395 as of September 30, 2016, compared with the total assets amounted $7,460,753 as of December 31, 2015.

Going Concern Consideration

Our operations on financial results are subject to numerous various risks and uncertainties that could adversely affect our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Sino Fortune, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing, and have been reported in United States dollars. All inter-company balances and transactions have been eliminated in consolidation.

The series of contractual agreements between WFOE and Benefactum Beijing (see Footnote 1 to financial statements) collectively enable us to exercise effective control over, and realize substantially all of the economic risks and benefits arising from Benefactum Beijing, as well as give us an exclusive option to purchase all or part of the equity interests in it when and to the extent permitted by PRC law. As a result of these contractual arrangements, we have become the primary beneficiary of Benefactum Beijing and determined Benefactum Beijing is our variable interest entity subject to consolidation under U.S. GAAP. Accordingly, the financial statements of Benefactum Beijing are included in the consolidated financial statements of the Company.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, allowance for doubtful accounts, deferred revenues and deferred income tax. Actual results could differ from those estimates.

Revenue Recognition

Revenues are primarily composed of fees collected from facilitating loan originations.

The Company recognizes revenues under ASC 605 when the following four revenue recognition criteria are met for each revenue type: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Loan facilitation service is rendered when a loan is successfully matched between the lenders and the borrowers; and when a loan is originated. The origination of a loan takes place when the fund provided by the investor is transferred to the borrower. Revenue is recognized when loan facilitation service fee is charged and collected from borrower upon the origination of the loan. The aforementioned fee is an agreed upon percentage of the total principal which varies based on the terms of the loan. The borrower has to agree upfront of such service fee and such service fee is not refundable.

The Company also charges account management fee when borrower repays the loan through the Company’s online platform. Management service is considered rendered when proceeds has been transferred to lenders. The fee is charged to borrower and is paid by borrower separately. The Company recognizes the revenue when loan has been repaid and the service fee is collected. A service fee of an agreed upon percentage on the total borrowing is collected from the borrowers and recognized as revenues when the loan is repaid.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of these assets. Estimated useful lives of the assets are as follows:

Office furniture	3 years
Electronic equipment	5 years
Leasehold improvement	1 to 3 years

Maintenance and repairs are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized and depreciated over the remaining useful life of the assets.

Earnings per Share (“EPS”)

Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (i.e., options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Company is currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance and adds some practical expedients in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The guidance is to be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that the material information required to be disclosed by us in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of September 30, 2016, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of September30, 2016, are that we did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

•	The Code of Business Conduct and Ethics, which was specifically designed for public company applicability, has yet to be formally acknowledged by members of management and the finance department;
•	There is an absence of independence and financial expertise on the Board of Directors, and we do not have an Audit Committee or a formalized internal audit function, limiting its ability to provide effective oversight of our management;
•	We lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management;
•	There is insufficient knowledge and experience among our internal accounting personnel regarding the application of US GAAP and SEC requirements;
•	There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting.

•	Implement a Code of Business Conduct and Ethics and require all members of our management and the finance department across all corporate entities to certify receipt of the Code of Business Conduct and Ethics by signature. Signed copies will be retained by our management. Thereafter, our management plans to periodically require signatories to acknowledge that they understand the contents of the Code of Business Conduct and Ethics, and whether they are aware of anyone in our Company that might have violated some part of the Code.
•	Recruit an independent financial expert to the Board of Directors to chair an Audit Committee and formalize roles and responsibilities over our internal control over financial reporting for the Board and our management. Our management also plans to develop and implement a formal corporate internal audit capability, reporting directly to an independent Audit Committee, to provide effective oversight of our internal control over financial reporting.

•	Engage the services of qualified consultants with China GAAP, U.S. GAAP and SEC reporting experience to support our financial reporting and SOX compliance requirements, including assistance with the following:

-	Remediating identified material weaknesses;
-	Monitoring our internal control over financial reporting on an ongoing basis;
-	Managing our period-end financial closing and reporting processes; and
-	Identifying and resolving non-routine or complex accounting matters.

•	Complete the implementation of, and related training for, our IT policies and procedures related to access, change, data, and security management to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system and spreadsheets supporting financial reporting.
•	Continue providing training to accounting personnel regarding our significant policies and procedures related to accounting, finance, and internal control to ensure that financial reporting competencies are strengthened.
•	Arrange for our senior management and certain accounting and finance-related personnel to attend training sessions on US GAAP and financial reporting responsibilities and SEC disclosure requirements;

Our management will continue to monitor and evaluate the effectiveness of its disclosure controls and procedures, as well as its internal control over financial reporting, on an ongoing basis, and is committed to taking further action and implementing additional improvements, as necessary and as funds allow. However, our management cannot guarantee that the measures taken or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting.

Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit
No.	Description

3.1	Articles of Incorporation of Sino Fortune Holding Corporation(1)
3.2	Bylaws of Sino Fortune Holding Corporation(2)
3.3	Certificate of Amendment of the Articles of Incorporation (3)
3.4	Memorandum and Articles of Association of Benefactum Alliance Holdings Company Limited (4)
3.5	Certificate of Incorporation of Benefactum Sino Limited (4)
3.6	Articles of Association of Benefactum Sino Limited (4)
3.7	Business License of Benefactum Alliance (Shenzhen) Investment Consulting Company Limited (4)
3.8	Articles of Incorporation of Benefactum Alliance (Shenzhen) Investment Consulting Company Limited (4)
3.9	Business License of Benefactum Alliance Business Consultant (Beijing) Co., Ltd. (4)
3.10	Articles of Incorporation of Benefactum Alliance Business Consultant (Beijing) Co., Ltd. (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to exhibit 3.1 to our Registration Statement on Form S-1 filed with the SEC on December 18, 2014.

(2)	Incorporated by reference to exhibit 3.2 to our Registration Statement on Form S-1 filed with the SEC on December 18, 2014.

(3)	Incorporated by reference to the exhibit 3.1 to our current report on Form 8-K filed with the SEC on April 8, 2016.

(4)	Incorporated by reference to the exhibits 3.4 through 3.10 to our current report on Form 8-K filed with the SEC on September 30, 2016.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO FORTUNE HOLDING CORPORATION

Date: November 14, 2016	By:	/s/ Bodang Liu
Bodang Liu
Chief Executive Officer
(Principal Executive Officer) and Director

Date: November 14, 2016	By:	/s/ Wei Zheng
Wei Zheng
Chief Financial Officer
(Principal Financial Officer)

