Form 10-K
period 2016-12-31
Sino Fortune Holding Corp
filed 2017-04-13
CIK 1628468

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-201037

 Sino Fortune Holding Corporation

(Exact name of registrant as specified in its charter)

Nevada	35-2507568
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 2403, Shanghai Mart Tower 2299 West Yan’an Road, Changning District Shanghai, China	200336
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +86 21-23570077

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Company’s most recently completed second fiscal quarter, there was no active public trading for its shares of common stock on OTC QB. Since the Company’s revenue is less than $50 million during the fiscal year ended 2016, the Company is a smaller reporting company.

As of April 12, 2017, there were 361,820,246 shares of the Company’s common stock issued and outstanding.

SINO FORTUNE HOLDING CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

Except where the context otherwise requires and for purposes of this Annual Report on Form 10-K only:

•	“we,” “us,” “our company,” “our,” “the Company” and “Sino Fortune” refer to Sino Fortune Holding Corporation.

•	“China”, “Chinese” or the “PRC” refers to the People’s Republic of China, excluding, for the purposes of this report only, Hong Kong, Macau and Taiwan;

•	all references to “RMB” or “Chinese Yuan” is to the legal currency of the People’s Republic of China;

•	all references to “U.S. dollars,” “dollars,” “USD” or “$” are to the legal currency of the United States; and

•	“peer-to-peer lending service providers” refers to marketplaces connecting borrowers and investors;

•	“variable interest entity” or “VIE” is to our variable interest entity, Benefactum Alliance Business Consultant (Beijing) Co., Ltd , that is 100% owned by PRC citizens, that holds the business operation licenses or approvals, and generally operates our various websites and mobile applications for our internet businesses or other businesses in which foreign investment is restricted or prohibited, and is consolidated into our consolidated financial statements in accordance with U.S. GAAP as if it were our wholly-owned subsidiary

Amounts may not always add to the totals due to rounding.

Unless otherwise noted, all translations from Chinese Yuan to U.S. dollars using the exchange rate refers to the exchange rate quoted on http://www.xe.com on March 28, 2017, which was RMB 6.8724 to the $1.00. We make no representation that the Chinese Yuan amounts referred to in this Report could have been or could be converted into U.S. dollars at any particular rate or at all.

Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements,” which are statements that relate to future events or our future operational or financial performance or prospects that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management.  When used in the filings the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect the current view of our management with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) as they relate to our industry, our operations and results of operations, and any businesses that we may acquire. Should one or more of the events described in these risk factors materialize, or should our underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the U.S. federal securities laws, we do not intend to update any of the forward-looking statements to conform them to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that are included herein.

PART I

Item 1.	Business.

Overview

We are a holding company that, through our wholly-owned subsidiaries, Benefactum Alliance Holdings Company Limited, a British Virgin Islands company (“Benefactum Alliance”), Benefactum Sino Limited, a Hong Kong company (“Benefactum Sino”) and Benefactum Alliance (Shenzhen) Investment Consulting Company Limited, a People’s Republic of China company (“Benefactum Shenzhen” or “WFOE”) and our contractually controlled and managed company, Benefactum Alliance Business Consultant (Beijing) Co., Ltd., a People’s Republic of China company (“Benefactum Beijing”), operate an electronic online financial platform, www.hyjf.com, which is designed to match investors with small and medium-sized enterprises (“SMEs”) and individual borrowers in China. We believe our services provide an effective financial credit facility solution to under-served SME and individual borrowers. From the launch of our marketplace in December 2013 through December 31, 2016, we have facilitated over RMB 10.33 billion (approximately $1.5 billion) in loans. As of December 31, 2016, we had more than 200,000 registered investors and 12 institutional partners.

We generate revenue from our services in connection with matching investors with individual and SME borrowers. We typically charge borrowers a service fee of between 1.5% and 3% of the loan amount depending on the term of the loan. Additionally we charge a 0.3% monthly maintenance fee of the loan amount on active accounts (i.e. accounts with outstanding loans). We are an online lending marketplace only and do not use our own capital to invest in loans facilitated through our marketplace.

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

The contractual arrangements between WFOE and Benefactum Beijing collectively enable us to exercise effective control over, and realize substantially all of the economic risks and benefits arising from Benefactum Beijing. See “Corporate History and Structure — Contractual Arrangements with Benefactum Beijing.” The contractual arrangements may not be as effective in providing operational control as direct ownership. See “Risk Factors — Risks Related to Our Corporate Structure.” As a result, we include the financial results of Benefactum Beijing in our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, as if it were our wholly-owned subsidiary.

We conduct our business primarily in Beijing, Shanghai and Shandong Province, People’s Republic of China. Our principal executive offices are located at Rooms 2401, 2402, 2403, 2404 and 2412 on 2299 Yan’an West Road, Shanghai, China.

Corporate History and Structure

We were incorporated as “Tapioca Corp.” in the State of Nevada on April 18, 2014. We were previously in the business of selling bubble tea from mobile stands in Romania. However, we have not been very successful in implementing our business plan and only recognized $1,180 in revenue for the year ended December 31, 2015 and no revenues and operations since then. Accordingly, we were re-classified as a “shell company” under Rule 405 of the Securities Act of 1933, as amended.

On February 22, 2016, Slav Serghei, our previous sole director, President, Treasurer and Secretary, and holder of 3,500,000 shares of the Company’s common stock representing approximately 64% of our issued and outstanding securities, entered into a stock purchase agreement to sell his shares equally to Ms. Zhixian Jiang and Mr. Zhenqi Zhao for an aggregate cash consideration of $182,400 (the “Sale”). The Sale was consummated on March 2, 2016.

As a result of the Sale on March 2, 2016, a change in control occurred in the Board of Directors and executive management of the Company. Slav Serghei, our previous sole director, President, Treasurer and Secretary resigned from all of his positions with the Company effective March 1, 2016. Concurrently therewith, Mr. Jing Xie was appointed to serve as our then sole director, Chief Executive Officer, Chief Financial Officer and Secretary.

Effective April 18, 2016, we amended our Articles of Incorporation (i) to change our name from “Tapioca Corp.” to “Sino Fortune Holding Corporation”; (ii) to increase our authorized capital stock from 75,000,000 shares to 3,000,000,000 shares; and (iii) to designate 10,000,000 of our authorized capital stock as preferred stock (the “Preferred Stock”), with the designations, rights, preferences or other variations of each class or series within each class of the shares of Preferred Stock be designated by the Board of Directors at a later time without shareholder approval.

On May 13, 2016, we entered into a share exchange agreement (the “Share Exchange Agreement”) and on September 14, 2016, we entered into an amendment to the Share Exchange Agreement (the “Amendment”) with Benefactum Alliance and all the shareholders of Benefactum Alliance, namely, Mr. Bodang Liu, Avis Genesis Inc. and Manor Goldie Inc. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Benefactum Alliance in exchange for the issuance to the Shareholders an aggregate of 337,500,000 restricted shares of our common stock (the “Reverse Merger”).The Reverse Merger closed on September 29, 2016.

Immediately after the closing of the Reverse Merger, we had a total of 342,960,000 issued and outstanding shares of common stock, all of which are held by the Shareholders. As a result of the Reverse Merger, Benefactum Alliance is now our wholly-owned subsidiary.

Upon closing of the Reverse Merger, Mr. Jing Xie resigned from all officers and director positions he held with the Company and Mr. Bodang Liu was appointed as the Chief Executive Officer and sole director of the Company. In addition, Ms. Wei Zheng was appointed as the Chief Financial Officer of the Company.

Benefactum Alliance is a holding company incorporated under the laws of British Virgin Islands on March 15, 2016. On April 7, 2016, Benefactum Alliance incorporated Benefactum Sino in Hong Kong SAR. Benefactum Sino, in turn, incorporated Benefactum Shenzhen, or the WFOE in the People’s Republic of China with a registered capital of RMB100,000 on April 21, 2016. WFOE has entered into a series of contractual agreements with Benefactum Beijing, a company incorporated in the People’s Republic of China on September 10, 2013 with a registered capital of RMB50,000,000.

The following diagram illustrates our current corporate structure:

Contractual Arrangements with Benefactum Beijing

Due to PRC legal restrictions on foreign ownership and investment in value-added telecommunications services, and internet content provision services in particular, we currently conduct these activities through Benefactum Beijing, which we effectively control through a series of contractual arrangements. These contractual arrangements allow us to:

•	exercise effective control over Benefactum Beijing;

•	receive substantially all of the economic benefits of Benefactum Beijing; and

•	have an exclusive option to purchase all or part of the equity interests in Benefactum Beijing when and to the extent permitted by PRC law.

As a result of these contractual arrangements, we have become the primary beneficiary of Benefactum Beijing, and we treat Benefactum Beijing as our variable interest entity under U.S. GAAP. We have consolidated the financial results of Benefactum Beijing in our consolidated financial statements in accordance with U.S. GAAP.

The following is a simplified illustration of the ownership structure and contractual arrangements that we have in place for Benefactum Beijing and a summary of the currently effective contractual arrangements by and among our wholly-owned subsidiary, Benefactum Shenzhen, our consolidated variable interest entity, Benefactum Beijing, and the shareholders of Benefactum Beijing.

Each of the contractual agreements is described in detail below:

Trademarks, Technologies & Management and Consulting Service Agreement

Pursuant to the Trademarks, Technologies & Management and Consulting Service Agreement between WFOE and Benefactum Beijing, Benefactum Beijing has transferred all its rights to its trademarks, technologies and other intellectual property to WFOE. Additionally, Benefactum Beijing has engaged WFOE as its exclusive management consultant to provide client management, marketing counseling, corporate management, finance consulting and personnel training services. As consideration for the provision of such services, Benefactum Beijing pays WFOE a management and consulting fee equivalent to its net profits after tax.

The Trademarks, Technologies & Management and Consulting Service Agreement remains effective until the date when the WFOE terminates this agreement or when Benefactum Beijing ceases to exist.

The Equity Interest Pledge Agreement

Under the Equity Interest Pledge Agreement by and among WFOE, the shareholders of Benefactum Beijing (the “Benefactum Beijing Shareholders”) and Benefactum Beijing, WFOE has lent RMB200 to the Benefactum Beijing Shareholders, who, in turn, pledged all of their equity interests in Benefactum Beijing to WFOE to guarantee the performance of their obligations to repay the loan. The term of the loan is for 100 years and repayment of the loan can only occur on the loan maturity date or if WFOE decides to receive the repayment.

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

When WFOE considers it necessary, feasible under the laws and regulations of the People’s Republic of China and mandatory at the request of the U.S. Securities and Exchange Commission, WFOE shall exercise this exclusive right and option. When excising its exclusive right, WFOE shall serve written notice to the Benefactum Beijing Shareholders. Within 7 days of receiving the written notice from WFOE, the Benefactum Beijing Shareholders and Benefactum Beijing shall provide necessary assistance to transfer the assets and equity interest.

Equity Interest Holders’ Voting Rights Proxy Agreement

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

Recent Developments

On October 18, 2016, we entered into subscription agreements with an aggregate of two hundred and seven (207) investors (the “Investors”) for the purchase and sale of an aggregate of 18,860,246 shares of common stock of the Company, at prices ranging from $0.40 to $0.41 and $0.425 per share for total gross proceeds of RMB 51,252,322 (approximately, $7,878,670) (the “Offering”). The proceeds from the Offering will be used for general corporate purposes, including infrastructure, product development, marketing, investments and sales and working capital. We completed this Offering pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the shares was completed in “offshore transactions”, as defined in Rule 902(h) of Regulation S. We did not engage in any “directed selling efforts”, as defined in Regulation S, in the United States in connection with the sale of the shares. The investors represented to us that the investors were not U.S. persons, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person.

In connection with the Offering, the Investors also agreed to place the shares issued in the Offering in an escrow account until October 18, 2018.

On November 7 and December 16, 2016, we entered into two short-term entrusted financial management contracts with Shandong Wenye Investment Co., Ltd. (“Wenye”). Pursuant to the contracts, we entrusted RMB 50 million (approximately $7.52 million) and RMB 7 million (or approximately $1.0 million) to Wenye to make investments in purchasing principal guaranteed wealth products for the Company. The term of the contracts is six months from the date of execution and can be extended for additional six months with both parties’ consent. Wenye and its shareholders provided an irrevocable guaranty on the return of principal and payment of 5% investment return and will be jointly and severally liable for the payment.

In March 2017, we engaged Jiangxi Bank to provide fund depository services for our marketplace, pursuant to which Jiangxi Bank will set up separate accounts for borrowers and investors, and assume fund depository functions including settlement, accounting and safeguarding online lending capital. Third-party payment agents operate as the payment channels and only transfer funds to and from fund depository accounts. Relevant Chinese regulations require us to enter into fund depository agreement with only one commercial bank to provide fund depository services. For more details, see “Regulations on Peer-to-Peer Lending Service Provider.”

Our Business

We are a holding company that, through our wholly-owned subsidiaries, Benefactum Alliance, Benefactum Sino and Benefactum Shenzhen and our contractually controlled and managed company, Benefactum Beijing, operate an electronic online financial platform, www.hyjf.com(“website”), which is designed to match investors with SME and individual borrowers in China. We have developed user-friendly mobile applications for borrowers and investors (“mobile apps”, collectively with our website, the “platform”), which enable borrowers and investors alike to access our platform at any time or location that is convenient. We launched our first mobile application in September 2015. In 2015 and 2016, we facilitated over RMB55.53 million ($8.08 million)and RMB1.28 billion ($186.25 million) in loans through our mobile apps, respectively, representing 1.67% and 22.54 % of the total amount of loans facilitated through our marketplace in the respective periods.

We generate revenue from our services in connection with matching investors with individual and SME borrowers. We typically charge borrowers a service fee of between 1.5% to 3% of the loan amount, depending on various factors, including, but not limited to, the term of the loan. Additionally we charge a 0.3% monthly maintenance fee of the loan amount on active accounts (i.e. accounts with outstanding loans). We are an online lending marketplace only and do not use our own capital to invest in loans facilitated through our marketplace.

Our platform is also accessible to those who act as guarantors for the loans to our borrowers (“third party cooperative partners”). Apart from acting as guarantors on loans from our platform, these third party cooperative partners may, if they so choose, also use our platform for purposes of transferring their creditor rights on loans made by them outside our platform (“outside loans”). For this service, we charge these third party cooperative partners similar service fees and maintenance fees.

We currently have 12 third-party cooperative partners, consisting of pawn shops, loan companies and guarantee companies that frequently serve as guarantors of loans on our platform.

The following diagram illustrates our current business model:

Our Marketplace

Our platform embraces the significant opportunities presented by a financial system that leaves many creditworthy individuals and SMEs underserved. Our platform matches borrowers with investors by having the qualified borrowers’ profiles readily available for investors. Once the investor decides to proceed with a specific loan, and once an investor accepts the terms of the loan, our system automatically generates electronic loan contracts for execution. Once the closing conditions are satisfied, our system directs the investors to the third party payment platform to consummate the loan.

In addition, our platform allows third party cooperative partners to assign outstanding loans to other registered investor on our platform.

The loans we facilitate are usually short term loans with terms ranging from one month to twelve months and interest rates ranging from 6.5% to 14%.

Loan Transaction Process

We provide a streamlined application process combining both online and offline features. To borrowers and investors alike, we have designed the process to appear simple, seamless and efficient utilizing sophisticated, proprietary technology to make it possible. The entire process from posting the loan application on our platform to disbursement of funds lasts no more than 19 days but typically takes 3-5 days. Below is a description of the steps in a typical online loan transaction.

Step 1: Online Application Submission and Initial Assessment.

In order to access the services provided by our online financial platform, potential borrowers would have to open an account with us and complete an online loan application form.

Our risk control department will determine whether the potential borrower meets our minimum requirements based on initial discussions between our risk control department and the prospective borrower. We evaluate each borrower’s application and decide if we should process his/her application on a case-by-case basis. As part of this process, we conduct an analysis of the borrower’s financial conditions, loan amount and term, business industry and proposed use of the funds.

If the prospective borrower meets our minimum requirements, then the application will be forwarded to our third-party cooperative partners who will guarantee the borrower’s loan after reviewing its application materials.

As an alternative, the borrower may also propose a third-party guarantor to guarantee the repayment of its loan. In these instances, we also conduct an assessment of the referred guarantor’s credit-worthiness and financial standing using the same matrix as that for the borrower. The third party guarantor will be jointly and severally liable with the borrower for its debt.

In some instances, we may deem certain prospective borrowers to be credit-worthy, and if we determine that a guarantor is not necessary, we may then directly contact them for additional documentation to support their application. These application materials will be then be forwarded to our risk management department.

Typically, as part of this process, prospective borrowers will be asked for documents to prove their identity and financial standing, including but not limited to business licenses, tax reports, audited financial statements and appraisal reports (for enterprise borrowers), national identification card and bank statements (for individual borrowers).

Step 2: Offline Anti-Fraud Investigation and Credit Assessment

Our risk control department then reviews all the borrower application materials and conducts its own due diligence, including third party verification and onsite visits, and a review of the sufficiency of collateral provided. Our risk management model utilizes big data capabilities to systematically evaluate a borrower’s credit characteristics.

Upon verifying the authentication of the documents submitted by the borrower, we will assign a credit score to the borrower based on its credit history, the business it is in and its assets. Borrowers who do not meet our minimum grade of 70 (out of 100) will have their application denied.

We have stringent requirements for the collateral in order to protect the investors’ interests better. Generally, we only accept collaterals that are adequate to repay the loan amount and highly liquid. Those who intend to use real estate to secure their loans will first need to have the real estate appraised by qualified appraisers. The loan amount cannot be more than 80% of the value of the real estate.

Although we typically do not accept personal property as collateral, we may do so under exceptional circumstances and only with personal property that will be pledged and only where the loan amount is no more than 70% of the appraised value of the personal property.

Step 3: Approval

Once the borrower is approved, we will categorize the borrower’s credit facility into one or more of the following loan products and post it on our platform:

Product	Target Investors	Term of Loan	Expected Return	Minimum investment amount (RMB)	Maximum investment amount (RMB)	Fund-raising period	Repayment of Loan (for borrowers)	Assignability (Yes/No)

Xin Shou Hui	For investors who have made no investments in any products on our platform	30 days	Generally 10%	100	10,000	No more than 19 days	Repay capital with interest when the loan is due	No

Hui Zhi Tou	For all registered platform users	One – twelve months	6.5% - 12%	1	-	No more than 19 days	Repay capital with interest when the loan is due	Yes, but only after holding this product for at least 30 days

Hui Xiao Fei	For all registered platform users	12 months	14%	1	-	No more than 19 days	Repay fixed average capital plus interest every month	Yes, but only after holding this product for at least 30 days

Zun Xiang Hui	Premium customers and private business customers	6–12 months	12%	100,000	-	No more than 19 days	Repay capital with interest when the loan is due	Yes, but only after holding this product for at least 30 days

Hui Zhuan Rang*	For all registered platform users	Depending on the investment products	N/A	1	-	N/A	Repay capital with interest when the loan is due	Yes, but only after holding this product for at least 30 days and there will be a 0.5% assigning fee

*Hui Zhuan Rang is a service that allows investors to transfer their creditors’ rights. The minimum outstanding loan amount requirement before creditor rights may be transferred is not less than RMB 1,000. After holding an investment product for at least 30 days, the investor may then transfer this product at a price of at least 95% of the original price.

We will also post the relevant third party guarantor’s information and its letter of guarantee.

The information is accessible to all investors who have registered on our platform. They will have the option of accepting the credit facility per the terms offered online.

Once a credit facility is accepted by an investor, our platform automatically prepares the necessary loan documents for execution by the parties online. The electronic signatures generated on platform are certified by China Financial Certification Authority, a financial security certification authority designated by People’s Bank of China.

Step 4: Funding

We have contracted with a licensed third party online payment service, Hui Fu Tian Xia Limited Company (“ChinaPnR”), to assist in the disbursement and repayment of loans. Both investor and borrower open accounts with ChinaPnR and authorize ChinaPnR to manage their accounts. The investor will fund the loan amount in his/her account under ChinaPnR, which would then disburse this loan amount to the borrower net of our service fees, which it will remit to us.

When the borrower repays the loan to ChinaPnR, he/she will deposit the monthly account maintenance fee along with the principal loan amount and interest. ChinaPnR will then disburse the principal loan amount and interest back to investor and account maintenance fee to us.

Currently, investors are not charged for the service provided by ChinaPnR. However, individual borrowers are charged a processing fee by ChinaPnR in the amount of 0.11% to 0.25% (which varies depending on the bank they use) of the loan amount when it is deposited in their ChinaPnR account. For SME borrowers, they pay RMB 10 per deposit. When borrowers withdraw money from their ChinaPnR account, they would have to pay a processing fee of 0.05% of the withdrawing amount plus RMB1 or just RMB1, depending on how soon they wish for the withdrawal to be effected. When the loan is repaid to ChinaPnR, ChinaPnR will disburse the loan and interest back to the investor.

Step 5: Post-Funding Supervisory

Our risk control department will continue to supervise the borrowers’ financial activities and condition post funding. In the event of any material development resulting in a negative turn in a borrower’s financial standing and potential ability to repay its loan, our management will determine the proper action to take to avert or minimize the risk of non-payment.

A week before the loan is due, the risk control department will inform ChinaPnR, our third-party cooperative partners and the borrower and supervise the repayment of the loan.

Step 6: Collections

Our platform is capable of monitoring and tracking payment activity. With built-in payment tracking functionality and automated missed payment notifications, the platform allows us to monitor the performance of outstanding loans on a real-time basis. Although we are not exposed to credit risks, we assist the investors in collection as a service to the investors.

In the event of a non- or partial repayment of a loan by the borrower, the third party guarantor will primarily be responsible for the payment of the outstanding amount.

In the event the third party guarantor defaults on the payment, we will pay the investor the sum owed from the reserve fund (See description of Reserve Fund below) and then commence our collection proceeding. We may assist the guarantor with the sale or auction of collateral or directly initiate actions to recover payment from the guarantor and/or borrower.

Third Party Cooperative Partners Loan Assignment Process

The process described above also applies to our third party cooperative partners (“Creditor Partner(s)”) that seek to sell their rights as creditors on third party loans with third party borrowers (“Original Borrowers”). While the transaction process for Creditor Partners is largely similar to those for individuals and SME borrowers, there are certain procedural differences, as follows:

Step 1: Online Application Submission and Initial Assessment.

Similar to individual and SME borrowers, Creditor Partners are required to open an account with us and send us the applications materials before a third party loan may be listed and sold on our platform. However, as we have established cooperative relationships with these Creditor Partners, a prior determination has already been made that they have met our minimum requirements and no additional verification is conducted during the application process. Nonetheless, we re-evaluate these partners’ creditability from time to time, usually every one to three months.

Step 2: Offline Anti-Fraud Investigation and Credit Assessment

Since these Creditor Partners use our platform in order to transfer their rights on third party loans that were made outside of our platform, they are responsible for conducting their own due diligence investigation in the Original Borrower’s credit-worthiness. Nonetheless, our risk control department will also conduct its own due diligence on the creditor’s rights sought to be sold and the Original Borrower’s credit-worthiness, using the same standards discussed above. As part of this process, our risk control department will review the loan contract between the Creditor Partner and the Original Borrower to determine whether the Original Borrower has agreed to the proposed sale of creditor’s rights. We will then directly contact the Original Borrower to ensure that they have received notice of proposed sale from the Creditor Partner.

Step 3: Approval

Once the Creditor Partner is approved, we will categorize the partner’s credit facility into one or more of the loan products discussed under “Step 3: Approval” above and post the loan on our platform. Investors will then have access to information regarding the Original Borrower, the rights that are being transferred, the collateral that secures the amounts borrowed and other details related to the right to transfer. We will also post the Creditor Partner’s “letter of promise”, which promises that they will pay off the loan principal and interest when the loan matures.

Once a credit facility is accepted by an investor, our platform automatically prepares the necessary assignment documents for execution by the parties online.

Steps 4 to 6; Funding, Post-Funding Supervisory and Collections

The procedures of Funding, Post-Funding Supervisory and Collections are similar with those discussed above for individuals and SME’s. However, because the Creditor Partners usually have a high credit-rating because of their pre-established cooperative relationship with us, and because the loans from the Original Borrowers are secured by collaterals or guarantors, we do not require them to provide additional guarantees when they seek to sell their creditor rights on our platform. Therefore, in the event the Creditor Partner defaults on the payment, we will pay the investor the sum owed from the reserve fund (See description of Reserve Fund below).

Fees

We typically charge borrowers and Creditor Partners a service fee of between 1.5% to 3% of the loan amount (or proceeds of sale of the creditors’ rights, as the case may be) depending on, among other things, the term of the loan. The service fee is payable when the borrowers or Creditor Partners receive the loans (or in the case of Creditor Partners, the proceeds of the sale of their creditors’ rights) in their accounts with ChinaPnR, which will separate the service fee from the loan amount (or proceeds of sale, as the case may be) and send it to our account. Additionally we charge a monthly maintenance fee of 0.3% of the loan amount on active accounts (i.e. accounts with outstanding loans). The maintenance fee is payable when the borrower or Creditor Partner repays its loan. In addition to the loan amount, they would have to deposit the 0.3% maintenance fee to their accounts with ChinaPnR, which will send the loan repayment to the investors’ accounts and maintenance fee to our account. Currently, we do not charge any service fees to our investors.

Risk Management

Traditional risk management tools and the types of consumer finance data available in developed economies, such as widely available consumer credit reporting services, are currently at an early stage of development in China. We believe our industry leading risk management capabilities provide us with a competitive advantage in attracting capital to our marketplace by providing investors with the comfort that they are investing in high quality loans through a sustainable marketplace.

We manage the credit risk on behalf of the investors primarily in the following:

i.	We evaluate the borrower’s repayment ability via our pre-transaction credit assessment and fraud detection using our big data credit assessment system. Our risk management model utilizes big data capabilities to automatically evaluate a borrower’s credit characteristics. Potential borrowers who do not meet our credit assessment grade will be denied loans.

ii.	We offer a risk reserve fund which is 2-5% of all the credit extended to the borrowers.

iii.	Each loan transaction facilitated on our platform is guaranteed by a third party guarantor who is jointly and severally liable for the loan and/or secured by collateral provided by borrowers.

In addition, our risk control department monitors the borrowers’ financial activities and condition post funding. In the event of any material development resulting in a negative turn in a borrower’s financial standing and potential ability to repay its loan, our management will determine the proper action to take to avert or minimize the risk of non-payment.

Finally, if enforcement action needs to be taken, we will assist the investors in taking all legal recourse against the defaulted party. As an intermediary between the borrower and the investor, we deem ourselves to be independent from the debtor-creditor relationship and do not believe that we are a proper party to any lawsuits arising from the borrowers’ and/or guarantors’ defaults. However, we may offer necessary assistance to the investors, such as by disclosing the information of the borrowers and/or guarantors, provided that such disclosure is permitted under any relevant agreement and pertinent laws.

Reserve Fund

In order to better protect our investors’ interests, we have a risk reserve fund which generally equates to 2-5% of all credit extended to borrowers. This reserve account is maintained with the China Construction Bank. Under our risk reserve fund arrangement, if a loan is delinquent for a certain period of time, usually within 3 business days, we will withdraw a sum from the risk reserve fund to repay the investor.

Prior to an application for credit being made on our platform, borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2-5% of the amount being loaned, which shall be deposited directly into the reserve fund account. If the borrower cannot be matched with an investor within the fundraising period (usually 19, all amounts deposited by the borrower or guarantor, as the case may be, into the risk reserve fund will be returned. If the borrower is successfully matched with an investor, then the risk reserve fund will also be refunded to the borrowers if the loan is paid in full at maturity.

In the case that a borrower defaults in repaying the loan when it is due, we will advise the guarantor of such default. If the guarantor cannot make the repayment within the period as stipulated (usually 3 days), we will withdraw a sum equivalent to the outstanding loan amount from the risk reserve fund to repay investors within three business days.

When more than one loan becomes delinquent and the borrower and/or guarantor fail(s) to repay investors, we will use the risk reserve fund to cover the loans in the order in which they become due. If the reserve fund is insufficient to repay investors, the fund shall be allocated on a pro rata basis. The defaulting borrower and/or guarantor is/are obligated to reimburse the risk reserve fund account up to the outstanding loan amount owed with interest and penalty at a rate of 0.06% per day on the outstanding loan amount.

We have not experienced any default of loans since the launch of our platform. As of December 31, 2016, our risk reserve fund was approximately RMB 50.68 million ($7.3 million).

Our Products

As discussed above (under step 3 of the transaction process), we categorize the borrower’s credit facility into one or more of loan products and post it on our platform. Those products include Hui Zhi Tou, Xin Shou Hui, Zun Xiang Hui, Hui Xiao Fei, and Hui Zhuan Rang. For more detail regarding these products, please refer to the table listed under the “Step 3: Approval” of the transaction process.

Customers

Our customers comprise mainly of Chinese individuals and SMEs. All our investors are individuals while our borrowers include both individuals and SMEs. Our SME borrower clients are mainly from the heavy industry, wholesale, public transportation and restaurant industries. No one customer or group of customers accounts for 10% or more of our revenue. For the year ended December 31, 2016, SME borrowers and individual borrowers accounted for approximately 82% and 18% of the loan amounts facilitated through our platform, respectively.

Currently, most of our borrowers are in Shanghai, Shandong, Inner Mongolia, Anhui and Henan provinces. Currently, most of our investors are currently in Shandong province.

Marketing

We acquire borrowers and investors primarily via two means, our own platform and referrals from third party guarantors. The general public may get access to our platform and submit a borrower profile online. We also acquire borrowers through referrals from financial institutions we partner with. As of December 31, 2016, we have entered into cooperation agreements with six pawn shops in Shandong, Jilin, Inner Mongolia, Hubei provinces, three guarantor institutions, one micro credit company, one asset management company, and one financial leasing company. Additionally, in April 2016, Benefactum Beijing and Shanghai Nami Financial Consulting Co., Ltd (“Nami”) entered into a co-operative agreement, pursuant to which Nami will refer potential investors to Benefactum Beijing, and in turn Benefactum Beijing will pay Nami a service fee based on the amount of loans it refers to Benefactum Beijing.

Seasonality

We experience seasonality in our business, reflecting seasonal fluctuations in internet usage and traditional personal consumption patterns, as our individual borrowers typically use their borrowing proceeds to finance their personal consumption needs. For example, we generally experience lower transaction value on our online consumer finance marketplace during national holidays in China, particularly during the Chinese New Year holiday season in the first quarter of each year. While our rapid growth has somewhat masked this seasonality, our results of operations could be affected by such seasonality in the future.

Employees

As of March 28, 2017, we have 135 employees, located in Shanghai, Beijing and Shandong province in China. The following table sets forth the number of our employees by function as of the same date:

Functional Area	Number of Employees	% of Total
Senior management	4	7.96%
Product and service	8	5.93%
Marketing	12	8.89%
Human resources and administrative	19	14.07%
IT	48	35.56%
Accounting	6	4.44%
Legal	3	2.22%
Risk management	16	11.85%
Operations	19	14.07%
Total	135	100%

As required by regulations in China, we participate in various employee social security plans that are organized by local governments, including pension, unemployment insurance, childbirth insurance, work-related injury insurance, medical insurance and housing insurance. We are required under Chinese law to make contributions to employee benefit plans at specified percentages of the salaries, bonuses and certain allowances of our employees, up to a maximum amount specified by the local government from time to time.

We believe that we maintain a good working relationship with our employees and to date, we have not experienced any significant labor disputes.

Competition

The online financial platform industry in China is intensely competitive and we compete with other online financial platforms. In light of the low barriers of entry in the online consumer finance industry, more players may enter this market which would result in increasing competition. We anticipate that more established internet, technology and financial services companies that possess large, existing user bases, substantial financial resources and established distribution channels may enter the market in the future. Based on our research conducted in the database of Wang Dai Zhi Jia, a third-party information platform that specializes in providing information in the internet finance industry, we believe the following companies are our major competitors in the various business segments set forth below:

Shanghai Lujiazui International Financial Assets Trading Market Inc. (“Lujin”) - Lujin is the only financial assets trading information service platform that runs its practice through the trading platform of the State Counsel of China. It provides investment and financing service to SMEs and individuals. As of December 31, 2016, it had approximately 29.9 million registered users. Lujin offers what is known as “financial instruments beneficial rights transfer” information services to financial and non-financial companies. Financial instruments beneficial rights transfer is a process in which the borrowers (usually companies) pledge their bank acceptance bills, and then transfer the beneficial interests to investors. Lujin’s role is an informational intermediary between the holders of bank acceptance bills and the investors.

Yirendai Ltd. – Yirendai is a leading online consumer financial platform in China connecting investors and individual borrowers. According to Yirendai Reports, they facilitated RMB 32.30 billion ($4.70 billion) in loans from their inception in March 2012 through December 31, 2016.Leveraging the extensive experience of their parent company CreditEase, they have large client bases consisting of underserved investors and individual borrowers in China.

Dianrong.com – Dianrong focuses its business in online credit assessment and loaning. It provides its clients with discount rates for obtaining a loan and favorable rates of return for making an investment.

Yooli.com – Yooli provides its clients with financial products that mostly focusing on the microfinance between individuals. Yooli’s online platform connects potential investors to safe and secured individual financial products, which allows them to manage their idle funds and earn a monthly return from their investment.

We also compete with other financial products and companies that attract borrowers, investors or both. With respect to borrowers, we compete with other online financial platform and traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. With respect to investors, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts and real estate.

Intellectual Property

Trademark

Our business is dependent on a combination of trademarks, trademark application, trade secrets and industry know-how, copyright and patent, in order to protect our intellectual property rights. We have submitted trademark and patent applications for “Benefactum Beijing” in mainland China.

Set forth below is a detailed description of our trademarks under application.

Country	Trademark	Application Number	Classes*	Status
Mainland China		19915412	9	In process
Mainland China		19915413	35	In process
Mainland China		19915414	36	In process
Mainland China		19915415	38	In process
Mainland China		19915411	42	In process
Mainland China		16773973	36	Approved
Mainland China		16774073	36	Approved
Mainland China		17945485	36	Approved
Mainland China		19915410	38	In process
Mainland China		22745837	9	In process
Mainland China		22746011	35	In process
Mainland China		22745940	42	In process
Mainland China		22746083	45	In process
Mainland China		21086887	35	In process
Mainland China		21087273	36	In process
Mainland China		21087465	42	In process
Mainland China		21086924	35	In process
Mainland China		21087202	36	In process
Mainland China		21087447	42	In process
Mainland China		21087006	35	In process
Mainland China		21087162	36	In process
Mainland China		21087531	42	In process
Mainland China		21086842	35	In process
Mainland China		21087304	36	In process
Mainland China		21087424	42	In process

* Classes

Class 9

Scientific, nautical, surveying, photographic, cinematographic, optical, weighing, measuring, signaling, checking (supervision), life-saving and teaching apparatus and instruments; apparatus and instruments for conducting, switching, transforming, accumulating, regulating or controlling electricity; apparatus for recording, transmission or reproduction of sound or images; magnetic data carriers, recording discs; compact discs, DVDs and other digital recording media; mechanisms for coin-operated apparatus; cash registers, calculating machines, data processing equipment, computers; computer software; fire-extinguishing apparatus.

Class 35

Advertising; business management; business administration; office functions.

Class 36

Instalment loans; capital investment; financial loans; financial evaluation (insurance, banking, real estate); financial service; financial management; mortgage loan; financial analysis; financial consultation; fund investment.

Class 38

Telecommunications services; chat room services; portal services; e-mail services; providing user access to the Internet; radio and television broadcasting.

Class 42

Scientific and technological services and research and design relating thereto; industrial analysis and research services; design and development of computer hardware and software; computer programming; installation, maintenance and repair of computer software; computer consultancy services; design, drawing and commissioned writing for the compilation of web sites; creating, maintaining and hosting the web sites of others; design services.

Patent

As of the date of this report, we have submitted ten patent applications. Set forth below is a detailed description of our patents under application.

Country	Patent	Application Number	Type	Status
Mainland China	The Certifying System, Device and Method that Are Based on the Random Instructive Distribution	201610401023.2	Invention	In process
Mainland China	The Certifying System that Are Based on the Random Instructive Distribution	201620551196.8	Utility model	In process
Mainland China	The Random Encrypted Physical Information Block-Chain Secured Method, System and Device	201610401213.4	Invention	In process
Mainland China	The Random Encrypted Physical Information Block-Chain Secured Device	201620551307.5	Utility model	In process
Mainland China	The Community Block Polypeptide Chain and Intelligent Processing System	201610441383.5	Invention	In process
Mainland China	The Community Block Polypeptide Chain and Intelligent Processing Device	201610441834.5	Invention	In process
Mainland China	Physical Information Random Verification Block-Chain Secured Method, System and Device	201610472450.X	Invention	In process
Mainland China	The Certifying System, Device and Method that Are Based on the Local Node Random Instructive Distribution	201610479798.1	Invention	In process
Mainland China	A Block Chain Consensus and Synchronization Method, System and Device	201610501761.4	Invention	In process
Mainland China	Asymmetrical Encrypted Block Chain Identification Verification Method and Device	201610413635.3	Invention	In progress

In addition, Benefactum Beijing operates an electronic online financial platform at our website www.hyjf.com.

Copyright

As of the date of this report, we have registered with National Copyright Administration of China six pieces of our artwork and received a Copyright Certificate for each of them. Set forth below is a detailed description of our copyrights.

Artwork Copyright

Country	Name of Work	Work	Registration Number	Type
Mainland China	Hui Ying Jin Fu (Whale)		2016 – F – 00288618	Artwork
Mainland China	Hui Ying Jin Fu APP		2016 – F – 002886187	Artwork
Mainland China	Jin Ding Hui Ju		2016 – F – 00337813	Artwork
Mainland China	Si Hai Yi Xin		2016 – F –00337814	Artwork
Mainland China	Zhong Guo Jin Kong		2016 – F – 00338579	Artwork
Mainland China	Hui Ju Tian Xia		2016 – F – 00338580	Artwork

Software Copyright

Country	Name of Work	Date of First Publication and Date of Registration	Registration Number	Type
Mainland China	Hui Ying Jing Fu Financial Investment Platform	January 19, 2016; August 4, 2016	2016SR205944	Computer software

Mainland China	Hui Ying Jing Fu Investment Management System (WeChat version)	June 28, 2016; August 18, 2016	2016SR224313	Computer software

Mainland China	Hui Ying Jing Fu Mobile Client Access Software (Android)	March 20, 2016; August 18, 2016	2016SR224323	Computer software

Mainland China	Hui Ying Jing Fu Mobile Client Access Software (ios)	March 20, 2016; August 1, 2016	2016SR199404	Computer software

Domain Name

Benefactum Beijing has two domain names, www.hyjf.com and www.huiyingdai.com. Both domain names lead to one website,www.hyjf.com, and they have the same ICP Record No.: 13050958.

Benefactum Beijing registered its website, www.hyjf.com, with the Ministry of Industry and Information Technology (Record No. 13050958) for the provision of non-commercial internet information services on August 28, 2015. Prior to August 17, 2016, because our website only provides online users with free public and commonly-shared financial information, it is categorized as a non-commercial information service provider under Chinese law, and therefore a simple website registration is wholly compliant and sufficient for Benefactum Beijing to carry out its business operations.

However, on August 17, 2016, The Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries (the “Interim Measures”) were promulgated with immediate effect and require all peer-to-peer lending platforms to apply for value-added telecommunications business licenses in accordance with the relevant provisions of telecommunications authorities after filing with a local financial regulator. Although the Interim Measures took effect on August 17, 2016, peer-to-peer platforms are given up to 12 months to adjust their practices to comply with them. For more details, please see “Regulations - Regulations on Value-Added Telecommunication Services” and “Regulations on Peer-to-Peer Lending Service Provider”).

Regulation

This section sets forth a summary of the most significant rules and regulations that affect our business activities in China.

As an online financial platform connecting investors with individual borrowers, we are regulated by various government authorities, including, among others:

•	the Ministry of Industry and Information Technology, or the MIIT, regulating the telecommunications and telecommunications-related activities, including, but not limited to, the internet information services and other value-added telecommunication services;

•	the People’s Bank of China, or the PBOC, as the central bank of China, regulating the formation and implementation of monetary policy, issuing the currency, supervising the commercial banks and assisting the administration of the financing;

•	China Banking Regulatory Commission, or the CBRC, regulating financial institutions and promulgating the regulations related to the administration of financial institutions.

•	the Ministry of Public Security, taking the lead in security supervision of the internet services of internet lending information intermediaries, and penalizing violations of laws and regulations on network security, and cracking down on financial crimes and relevant crimes involved in internet lending.

•	the State Internet Information Office, supervising financial information services and the content of internet information.

Regulations Relating to Foreign Investment

The Draft PRC Foreign Investment Law

In January 2015, the PRC Ministry of Commerce (“MOC” or “MOFCOM”) published a discussion draft of the proposed Foreign Investment Law for public review and comments. The draft law purports to change the existing “case-by-case” approval regime to a “filing or approval” procedure for foreign investments in China. The State Council will determine a list of industry categories that are subject to special administrative measures, which is referred to as a “negative list,” consisting of a list of industry categories where foreign investments are strictly prohibited, or the “prohibited list” and a list of industry categories where foreign investments are subject to certain restrictions, or the “restricted list.” Foreign investments in business sectors outside of the “negative list” will only be subject to a filing procedure, in contrast to the existing prior approval requirements, whereas foreign investments in any industry categories that are on the “restricted list” must apply for approval from the foreign investment administration authority.

The draft for the first time defines a foreign investor not only based on where it is incorporated or organized, but also by using the standard of “actual control.” The draft specifically provides that entities established in China, but “controlled” by foreign investors will be treated as FIEs (“Foreign Invested Enterprises”). Once an entity is considered to be an FIE, it may be subject to the foreign investment restrictions in the “restricted list” or prohibitions set forth in the “prohibited list.” If an FIE proposes to conduct business in an industry subject to foreign investment restrictions in the “restricted list,” the FIE must go through a market entry clearance by the MOC before being established. If an FIE proposes to conduct business in an industry subject to foreign investment prohibitions in the “prohibited list,” it must not engage in the business. However, an FIE that conducts business in an industry that is in the “restricted list,” upon market entry clearance, may apply in writing for being treated as a PRC domestic investment if it is ultimately “controlled” by PRC government authorities and its affiliates and/or PRC citizens. In this connection, “control” is broadly defined in the draft law to cover the following summarized categories: (i) holding 50% or more of the voting rights of the subject entity; (ii) holding less than 50% of the voting rights of the subject entity but having the power to secure at least 50% of the seats on the board or other equivalent decision making bodies, or having the voting power to exert material influence on the board, the shareholders’ meeting or other equivalent decision making bodies; or (iii) having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity’s operations, financial matters or other key aspects of business operations. According to the draft, variable interest entities would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors, and be subject to restrictions on foreign investments. However, the draft law has not taken a position on what actions will be taken with respect to the existing companies with the “variable interest entity” structure, whether or not these companies are controlled by Chinese parties.

The draft emphasizes on the security review requirements, whereby all foreign investments that jeopardize or may jeopardize national security must be reviewed and approved in accordance with the security review procedure. In addition, the draft imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from investment implementation report and investment amendment report that are required at each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.

In September 2016, the Standing Committee of the National People’s Congress (the “SCNPC”) published The Decision on Amending Four Laws including the Law of the People’s Republic of China on Wholly Foreign-owned Enterprises (the “Decision”). According to the Decision, one provision is added to the Foreign Invested Enterprise Law, Sino-Foreign Joint Venture Law, Sino-Foreign Cooperative Enterprise Law and the Law on Protection of Investment by Taiwanese Compatriots. Under this new provision, foreign investments in business sectors outside of the “negative list” will only be subject to a filing procedure, in contrast to the existing prior approval requirements, whereas foreign investments in any industry categories that are on the “restricted list” must apply for approval from the foreign investment administration authority. This Decision means that the existing “case-by-case” approval regime has been changed to a “filing or approval” procedure for non-”negative list” foreign investments in China.

Also in September 2016, the MOC drafted The Provisional Measures for Filing Administration for the Establishment and Changes of Foreign-invested Enterprises for public review and comments.

The draft is now open for public review and comments. It is still uncertain when the draft would be signed into law and whether the final version would have any substantial changes from the draft. When the Foreign Investment Law becomes effective, the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations, will be abolished. See “Risk Factors—Risks related to Doing Business in China—“Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law””.

Industry Catalog Relating to Foreign Investment

Investment activities in the PRC by foreign investors are principally governed by the Guidance Catalog of Industries for Foreign Investment, or the Catalog, which was promulgated and is amended from time to time by the MOC and the National Development and Reform Commission. Industries listed in the Catalog are divided into three categories: encouraged, restricted and prohibited. Industries not listed in the Catalog are generally deemed as constituting a fourth “permitted” category. Establishment of wholly foreign-owned enterprises is generally allowed in encouraged and permitted industries. Some restricted industries are limited to equity or contractual joint ventures, while in some cases Chinese partners are required to hold the majority interests in such joint ventures. In addition, restricted category projects are subject to higher-level government approvals. Foreign investors are not allowed to invest in industries in the prohibited category. Industries not listed in the Catalog are generally open to foreign investment unless specifically restricted by other PRC regulations.

Our PRC subsidiary, Benefactum Shenzhen is mainly engaged in providing investment and financing consultations and technical services, which fall into the “encouraged” or “permitted” category under the Catalog. Benefactum Shenzhen has obtained all material approvals required for its business operations. However, industries such as value-added telecommunication services (except e-commerce), including internet information services, are restricted from foreign investment. We provide the value-added telecommunication services that are in the “restricted” category through our consolidated variable interest entity, Benefactum Beijing.

Regulations on Loans between Individuals

The PRC Contract Law governs the formation, validity, performance, enforcement and assignment of contracts. The PRC Contract Law confirms the validity of loan agreement between individuals and provides that the loan agreement becomes effective when the individual lender provides the loan to the individual borrower. The PRC Contract Law requires that the interest rates charged under the loan agreement must not violate the applicable provisions of the PRC laws and regulations. In accordance with the Provisions on Several Issues Concerning Laws Applicable to Trials of Private Lending Cases issued by the Supreme People’s Court on August 6, 2015, or the Private Lending Judicial Interpretations, which came into effect on September 1, 2015, private lending is defined as financing between individuals, legal entities and other organizations. When private loans between individuals are paid by wire transfer, through online peer-to-peer lending platforms or by other similar means, the loan contracts between individuals are deemed to be validated upon the deposit of funds to the borrower’s account. In the event that the loans are made through an online peer-to-peer lending platform and the platform only provides intermediary services, the courts shall dismiss the claims of the parties concerned against the platform demanding the repayment of loans by the platform as guarantors. However, if the online peer-to-peer lending service provider guarantees repayment of the loans as evidenced by its web page, advertisements or other media, or the court is provided with other proof, the lender’s claim alleging that the peer-to-peer lending service provider shall assume the obligations of a guarantor will be upheld by the courts. The Private Lending Judicial Interpretations also provide that agreements between the lender and borrower on loans with interest rates below 24% per annum are valid and enforceable. As to loans with interest rates per annum between 24% and 36%, if the interest on the loans has already been paid to the lender, and so long as such payment has not damaged the interest of the state, the community and any third parties, the courts will turn down the borrower’s request to demand the return of the interest payment. If the annual interest rate of a private loan is higher than 36%, the excess will not be enforced by the courts. A certain percentage of the loan transactions facilitated over our platform are between individuals currently. The fixed interest rates for the term loans on our platform currently range from 6.5% to 14%.The transaction fee rates we charge borrowers for our services range from 1.5% to 3%. The interest rate component, which is stipulated in the loan agreements, does not and is not expected to exceed the mandatory limit for loan interest rates.

Pursuant to the PRC Contract Law, a creditor may assign its rights under an agreement to a third party, provided that the debtor is notified. Upon due assignment of the creditor’s rights, the assignee is entitled to the creditor’s rights and the debtor must perform the relevant obligations under the agreement for the benefit of the assignee. We operate a secondary loan market on our platform where investors can transfer the loans they hold to other investors before the loan reaches maturity. To facilitate the assignment of the loans, the loan agreement applicable to the lenders and borrowers specifically provides that a lender has the right to assign his/her rights under the loan agreement to any third parties and the borrower agrees to such assignment.

In addition, according to the PRC Contract Law, an intermediation contract is a contract whereby an intermediary presents to its client an opportunity for entering into a contract or provides the client with other intermediary services in connection with the conclusion of a contract, and the client pays the intermediary service fees. Our business of connecting investors with individual borrowers may constitute intermediary service, and our service agreements with borrowers and investors may be deemed as intermediation contracts under the PRC Contract Law. Pursuant to the PRC Contract Law, an intermediary must provide true information relating to the proposed contract. If an intermediary conceals any material fact intentionally or provides false information in connection with the conclusion of the proposed contract, which results in harm to the client’s interests, the intermediary may not claim for service fees and is liable for the damages caused.

Regulations on Illegal Fund-Raising

Raising funds by entities or individuals from the general public must be conducted in strict compliance with applicable PRC laws and regulations to avoid administrative and criminal liabilities. The Measures for the Banning of Illegal Financial Institutions and Illegal Financial Business Operations promulgated by the State Council in July 1998, and the Notice on Relevant Issues Concerning the Penalty on Illegal Fund-Raising issued by the General Office of the State Council in July 2007, explicitly prohibit illegal public fund-raising. The main features of illegal public fund-raising include: (i) illegally soliciting and raising funds from the general public by means of issuing stocks, bonds, lotteries or other securities without obtaining the approval of relevant authorities, (ii) promising a return of interest or profits or investment returns in cash, properties or other forms within a specified period of time, and (iii) using a legitimate form to disguise the unlawful purpose.

To further clarify the criminal charges and punishments relating to illegal public fund-raising, the Supreme People’s Court promulgated the Judicial Interpretations to Issues Concerning Applications of Laws for Trial of Criminal Cases on Illegal Fund-Raising, or the Illegal Fund-Raising Judicial Interpretations, which came into force in January 2011. The Illegal Fund-Raising Judicial Interpretations provide that a public fund-raising will constitute a criminal offense related to “illegally soliciting deposits from the public” under the PRC Criminal Law, if it meets all the following four criteria: (i) the fund-raising has not been approved by the relevant authorities or is concealed under the guise of legitimate acts; (ii) the fund-raising employs general solicitation or advertising such as social media, promotion meetings, leafleting and SMS advertising; (iii) the fundraiser promises to repay, after a specified period of time, the capital and interests, or investment returns in cash, properties in kind and other forms; and (iv) the fund-raising targets at the general public as opposed to specific individuals. An illegal fund-raising activity will be fined or prosecuted in the event that it constitutes a criminal offense. Pursuant to the Illegal Fund-Raising Judicial Interpretations, an offender that is an entity will be subject to criminal liabilities, if it illegally solicits deposits from the general public or illegally solicits deposits in disguised form (i) with the amount of deposits involved exceeding RMB1,000,000 ($154,373), (ii) with over 150 fund-raising targets involved, or (iii) with the direct economic loss caused to fund-raising targets exceeding RMB500,000 ($77,187), or (iv) the illegal fund-raising activities have caused baneful influences to the public or have led to other severe consequences. An individual offender is also subject to criminal liabilities but with lower thresholds. In addition, an individual or an entity who has aided in illegal fund-raising from the general public and charges fees including but not limited to agent fees, rewards, rebates and commission, constitute an accomplice of the crime of illegal fund-raising. In accordance with the Opinions of the Supreme People’s Court, the Supreme People’s Procurator and the Ministry of Public Security on Several Issues concerning the Application of Law in the Illegal Fund-Raising Criminal Cases, the administrative proceeding for determining the nature of illegal fund-raising activities is not a prerequisite procedure for the initiation of criminal proceeding concerning the crime of illegal fund-raising, and the administrative departments’ failure in determining the nature of illegal fund-raising activities does not affect the investigation, prosecution and trial of cases concerning the crime of illegal fund-raising.

We have taken measures to avoid conducting any activities that are prohibited under the illegal-funding related laws and regulations. We act as a platform for borrowers and investors and are not a party to the loans facilitated through our platform. In addition, we do not directly receive any funds from investors in our own accounts as funds loaned through our platform are deposited into and settled by a third-party online payment service Hui Fu Tian Xia Limited Company.

Regulations on Peer-to-Peer Lending Service Provider

In July 2015, ten PRC central government ministries and regulators, including the PBOC, the CBRC, the Ministry of Finance, the Ministry of Public Security and the Cyberspace Administration of China, together released the Guidelines to Promote the Healthy Growth of Internet Finance (the “Guidelines”), which identified the CBRC as the supervisory regulator for the online lending industry. According to the Guidelines, online marketplace lending platforms shall only serve as intermediaries to provide information services to borrowers and investors, and shall not provide credit enhancement services or illegally conduct fundraising. The Guidelines also outlined certain regulatory propositions, which would require Internet finance companies, including marketplace lending platforms, to (i) complete website registration procedures with the administrative departments overseeing telecommunications; (ii) use banking financial institutions’ depository accounts to hold lending capital, and engage an independent auditor to audit such accounts and publish audit results to customers; (iii) improve the disclosure of operational and financial information, provide sufficient risk disclosure, and set up thresholds for qualified investors to provide better protections to investors; (iv) enhance online security management to protect customers’ personal and transactional information; and (v) take measures against anti-money laundering and other financial crimes.

In August 2016, the CBRC, the MIIT, the Ministry of Public Security and the State Internet Information Office jointly promulgated the Interim Measures. Apart from what had already been emphasized in the Guidelines and other previously released guidance, the Interim Measures include (i) general principles; (ii) filing administration; (iii) business rules and risk management guidelines; (iv) protection measures for investors and borrowers; (v) rules on information disclosure; (vi) supervision and administrative mechanisms; and (vii) legal liabilities.

Under the general principles and filing administration sections, the Interim Measures provide that online lending intermediaries shall not engage in credit enhancement services, direct or indirect cash concentration or illegal fundraising. The sections also stipulate a supervisory system and list the administrative responsibilities of different supervisory authorities, including the CBRC and its local counterpart and local financial regulators. Furthermore, these sections require online lending intermediaries to file with the local financial regulators, to apply for value-added telecommunications business licenses thereafter in accordance with the provisions of the relevant telecommunications authorities and to include serving as an Internet lending information intermediary in its business scope.

Under the business rules and risk management guidelines section, the Interim Measures stipulate that online lending intermediaries shall not engage in or be commissioned to engage in thirteen prohibited activities, including: (i) directly or indirectly financing its own projects; (ii) directly or indirectly receiving or collecting lenders’ funds; (iii) directly or indirectly offering guarantees to lenders or guaranteeing principal and interest payments; (iv) commissioning or authorizing a third party to advertise or promote financing projects at any physical locations other than through electronic channels such as the Internet and mobile phones; (v) providing loans (unless otherwise permitted by laws and regulations); (vi) dividing the term of financing projects; (vii) offering its own wealth management products or other financial products to raise funds or act as a proxy in the selling of banks’ wealth management products, brokers’ asset management products, funds, insurance or trust products; (viii) providing services similar to asset-based securitization services or conducting credit assignment activities in the form of asset packaging, asset securitization, asset trusts or fund shares; (ix) mixing with, bundling with or acting as a proxy in relation to investment, sales agent and brokerage services of other businesses (unless permitted by laws and regulations); (x) fabricating or exaggerating the authenticity or earnings outlook of a financing project, concealing its flaws and risks, falsely advertising or promoting a project with intentional ambiguity or other deceptive means, or spreading false or incomplete information to damage the commercial reputation of others, or to mislead lenders or borrowers; (xi) providing intermediary services for loans used to invest in high-risk financing projects such as stocks, over-the-counter margin financing, futures contracts, structured products and other derivatives; (xii) operating equity-based crowd-funding; and (xiii) other activities prohibited by laws and regulations. The Interim Measures, under the business rules and risk management section, also stipulate specific obligations or business principles of online lending intermediaries, including but not limited to online dispute resolution services, examination and verification functions, anti-fraud measures, risk education and training, information reporting, anti-money laundering, anti-terrorist financing, systems, facilities and technologies, service fees, electronic signatures and loan management. In addition, the Interim Measures stipulate that online lending intermediaries shall not operate businesses other than risk management and necessary business processes such as information collection and confirmation, post-loan tracking and pledge management in accordance with online-lending regulations, via offline physical locations. Furthermore, the Interim Measures provide that online lending intermediaries shall, based on their risk management capabilities, set upper limits on the loan balance of a single borrower borrowing both from one online lending intermediary and from all online lending intermediaries. In the case of natural persons, this limit shall not be more than RMB200,000 for one online lending intermediary and not more than RMB1 million in total from all platforms, while the limit for a legal person or organization shall not be more than RMB1 million for one online lending intermediary and not more than RMB5 million in total from all platforms.

In the protection for investors and borrowers section, the Interim Measures require that online lending intermediaries (i) separate their own capital from funds received from lenders and borrowers and (ii) select a qualified banking financial institution as their funding depository institution, which shall perform depository and administration responsibilities as required. In the remaining sections, the Interim Measures provide for other miscellaneous requirements for online lending intermediaries, including but not limited to, risk assessment and disclosure, auditing and authentication, industry association, reporting obligations, information security and disclosure and legal liabilities. Online lending intermediaries established prior to the effectiveness of the Interim Measures have a transition period of twelve months to rectify any activities that are non-compliant with the Interim Measures, except with respect to criminal activity, which must be terminated immediately.

In October 2016, several regulations on Internet finance were publicly announced, including but not limited to, the Notice of the General Office of the State Council on the Issuance of Special Rectification Implementation Plan regarding Internet Finance, Special Rectification Implementation Plan regarding Online Marketplace Lending Risks, Special Rectification Implementation Plan for Risks of Asset Management Business through the Internet and Trans-subject Business, Special Rectification Implementation Plan for Risks regarding Non-Bank Payment Institutions, Special Rectification Implementation Plan for Risks of Internet Financing Advertising and Financial Activities in the form of financial investment (together the “Special Rectification Implementation Plans”). The Special Rectification Implementation Plans emphasize principles and rules in related to Internet financial regulations, and stipulate that (i) “look-through” supervision method shall be adopted, and (ii) companies in the same group that hold a number of financial business qualifications shall not violate rules of related party transactions and other related business regulations.

In November 2016, the CBRC, the MIIT and the Industry and Commerce Administration Department, jointly issued the Guidance to the Administration of Filling and Registration of Online Lending Information Intermediaries, or the Guidance of Administration, which provides the general filing rules for online lending intermediaries, and delegates the filing authority to local financial authorities. The Guidance of Administration sets forth that online lending intermediaries are approved locally. Under the general filing procedures for online lending intermediaries, before an filing application is submitted to local financial regulators, the online lending intermediaries may be required to: (i) rectify any breach of applicable regulations as required by local financial regulators; and (ii) apply to the Industry and Commerce Administration Department to amend or register such entity’s the business scope.

The CBRC also authorizes local financial regulators to make detailed implementation rules regarding filing procedures. However, relevant local financial regulators are also in the process of making such implementation rules, which may require us to complete filing records under such future requirements within a grace period.

In February 2017, the CBRC released the Guidance to regulate funds depositories for online lending intermediaries. The Guidance defines depositories as commercial banks that provide online lending fund depository services, and stipulates that the depositories shall not be engaged in offering any guarantee, including: (i) offering guarantees for lending transaction activities conducted by online lending intermediaries, or undertaking any liability for breach of contract related to such activities; (ii) offering guarantees to lenders, guarantying principal and dividend payments or bearing the risks associated with fund lending operations for lenders.

The Guidance also stipulates certain conditions that must be met before depositories are entitled to develop an online lending fund depository business, including: (i) having a good credit record and not having been included on the List of Enterprises with Abnormal Operations or the List of Enterprises with Serious Illegal and Dishonest Acts; (ii) satisfying various requirements relating to the technological systems of such entity’s depository fund business and general operations, including but not limited to assuming fund administration responsibilities and not outsourcing or assigning such entity’s responsibilities to third parties to set up accounts, process trading information or verify trading passwords; and (iii) setting up special deposit accounts to hold online lending capital and sub-accounts for online lenders and borrowers as well as guarantors, and in order to assure fund security, use separate accounts to hold private capital of online lending intermediaries. In addition, the Guidance prohibits depositories from outsourcing or assigning their responsibilities to set up capital accounts, deal with transaction information, verify trading passwords and various other services to third parties, provided, however, that certain cooperation regarding payment services with third-party payment companies and depository banks is permitted in accordance with clarifications by the CBRC.

Apart from the requirements set forth in the Interim Measures and the Guidance of Administration, the Guidance imposes certain responsibilities on online lending intermediaries, including requiring them to enter into fund depository agreements with only one commercial bank to provide fund depository services, organize independent auditing on funds depository accounts of borrowers and investors and various other services. The Guidance also provides that online lending intermediaries are permitted to develop an online lending fund depository business only after satisfying certain conditions, including: (i) completing registration, filing records and obtaining a business license from the Industry and Commerce Administration Department; (ii) filing records with the local financial regulator; and (iii) applying for a corresponding value-added telecommunications business license pursuant with the relevant telecommunication authorities. The Guidance also requires online lending intermediaries to perform various obligations, and prohibits them advertising their services with the information of their depository except for in accordance with necessary exposure requirements, the interpretation and applicability of which is unclear, as well as oversight requirements. The Guidance also raises other business standards and miscellaneous requirements for depositories and online lending intermediaries as well. Online lending intermediaries and commercial banks conducting the online depository services prior to the effectiveness of the Guidance have a six-month grace period to rectify any activities not in compliance with the Guidance.

Some elements of our marketplace may not currently be operating in full compliance with the Guidelines, the rules proposed by the Interim Measures and other principles that have been announced in recent years. Moreover, the Interim Measures also stipulated a 12-month transition period from the time of its effectiveness for online lending intermediaries to adjust their business models.

Foreign Investment in Value-Added Telecommunication Services

The Provisions on Administration of Foreign Invested Telecommunications Enterprises promulgated by the State Council in December 2001 and subsequently amended in September 2008 prohibit a foreign investor from owning more than 50% of the total equity interest in any value-added telecommunications service business in China and require the major foreign investor in any value-added telecommunications service business in China have a good and profitable record and operating experience in this industry. The Guidance Catalog of Industries for Foreign Investment amended in 2015 and Circular 196 promulgated by MIIT in June 2015 allow a foreign investor to own more than 50% of the total equity interest in an E-Commerce business.

In July 2006, the Ministry of Information Industry, the predecessor of MIIT, issued the Circular on Strengthening the Administration of Foreign Investment in the Operation of Value-added Telecommunications Business, pursuant to which a domestic PRC company that holds an operating license for value-added telecommunications business is prohibited from leasing, transferring or selling such license to foreign investors in any form and from providing any assistance, including resources, sites or facilities, to foreign investors that conduct a value-added telecommunications business illegally in China. Further, the domain names and registered trademarks used by an operating company providing value-added telecommunications services must be legally owned by that company or its shareholders. In addition, the value-added telecommunication business license holder must have the necessary facilities for its approved business operations and to maintain the facilities in the regions covered by its license.

In light of the above restrictions and requirements, we operate our website through Benefactum Beijing, our consolidated variable interest entity. Before the Interim Measures were adopted on August 17, 2016, Benefactum Beijing operated the business without a value-added telecommunication business license. According to our PRC counsel, we were not required to hold a value-added telecommunication business license because our platform provided free non-commercial internet services and we did not charge our online users for information we provide on our platform. Benefactum Beijing registered its website www.hyjf.com with the Ministry of Industry and Information Technology (Record No. 13050958) for the provision of non-commercial internet information services on August 28, 2015.

The Interim Measures took effect immediately on August 17, 2016 and the regulations are now changed to require peer-to-peer lending platforms to apply for value-added telecommunication business licenses for providing telecommunication services. An online lending intermediary information agency is not allowed to provide telecommunication services without such licenses. We plan to apply for the appropriate value-added telecommunication business license immediately after we have rectified incompliance with applicable regulations as required by local financial regulators, provided that the relevant telecommunication authority clarify which sub-set of telecommunication business certificates need to be obtained by market lending platforms and how to apply for such certificate.

Anti-Money Laundering Regulations

The PRC Anti-money Laundering Law, which became effective in January 2007, sets forth the principal anti-money laundering requirements applicable to financial institutions as well as non-financial institutions with anti-money laundering obligations, including the adoption of precautionary and supervisory measures, establishment of various systems for client identification, retention of clients’ identification information and transactions records, and reports on large transactions and suspicious transactions. According to the PRC Anti-money Laundering Law, financial institutions subject to the PRC Anti-money Laundering Law include banks, credit unions, trust investment companies, stock brokerage companies, futures brokerage companies, insurance companies and other financial institutions as listed and published by the State Council, while the list of the non-financial institutions with anti-money laundering obligations will be published by the State Council. The PBOC and other governmental authorities issued a series of administrative rules and regulations to specify the anti-money laundering obligations of financial institutions and certain non-financial institutions, such as payment institutions. However, the State Council has not promulgated the list of the non-financial institutions with anti-money laundering obligations.

The Guidelines jointly released by ten PRC regulatory agencies in July 2015, purport, among other things, to require internet finance service providers, including online peer-to-peer lending platforms, to comply with certain anti-money laundering requirements, including the establishment of a customer identification program, the monitoring and reporting of suspicious transactions, the preservation of customer information and transaction records, and the provision of assistance to the public security department and judicial authority in investigations and proceedings in relation to anti-money laundering matters. The PBOC will formulate implementing rules to further specify the anti-money laundering obligations of internet finance service providers.

The Interim Measures require the online lending information intermediaries to comply with anti-money laundering and antiterrorism fund raising requirements, including identifying their clients, reporting suspicious transactions, documenting and storing client identification information and transaction records. We cannot assure you that our current risk control procedures will be deemed to be in full compliance with any anti-money laundering laws and regulations that may become applicable to us in the future.

Regulations on Value-Added Telecommunication Services

The Telecommunications Regulations promulgated by the State Council and its related implementation rules, including the Catalog of Classification of Telecommunications Business issued by the MIIT, categorize various types of telecommunications and telecommunications-related activities into basic or value-added telecommunications services, and internet information services, or ICP services, are classified as value-added telecommunications businesses. In 2009, the MIIT promulgated the Administrative Measures on Telecommunications Business Operating Licenses, which set forth more specific provisions regarding the types of licenses required to operate value-added telecommunications services, the qualifications and procedures for obtaining such licenses and the administration and supervision of such licenses. Under these regulations, a commercial operator of value-added telecommunications services must first obtain a license for value-added telecommunications business from the MIIT or its provincial level counterparts.

The Guidelines jointly released by ten PRC regulatory agencies in July 2015, purport, among other things, to require internet finance service providers, including online peer-to-peer lending platforms, to complete registration with the relevant local counterpart of the MIIT in accordance with implementation regulations that may be promulgated by the MIIT or/and the Office for Cyberspace Affairs pursuant to the Guidelines. On August 17, 2016, the Interim Measures were promulgated to implement and enforce the principles set out in the Guidelines.

Pursuant to the Circular issued on November 28, 2016, internet lending information intermediaries are required to register with the local financial regulatory agency and with such registration, they can apply for the value-added telecommunication business licenses in accordance with the relevant provisions of the telecommunication department.

As discussed above, Benefactum Beijing, our consolidated variable interest entity, does not have the value-added telecommunication business license yet. Because the Interim Measures took effect immediately on August 17, 2016, peer-to-peer lending platforms are required to hold licenses for providing telecommunication services. Although the Interim Measures took effect immediately on August 17, 2016, peer-to-peer platforms are given a year to adjust their practices to comply with them.

Regulations on Internet Information Security

Internet information in China is also regulated and restricted from a national security standpoint. The National People’s Congress, China’s national legislative body, has enacted the Decisions on Maintaining Internet Security, which may subject violators to criminal punishment in China for any effort to: (i) gain improper entry into a computer or system of strategic importance; (ii) disseminate politically disruptive information; (iii) leak state secrets; (iv) spread false commercial information; or (v) infringe intellectual property rights. The Ministry of Public Security has promulgated measures that prohibit use of the internet in ways which, among other things, result in a leakage of state secrets or a spread of socially destabilizing content. If an internet information service provider violates these measures, the Ministry of Public Security and the local security bureaus may revoke its operating license and shut down its websites.

In addition, the Guidelines jointly released by ten PRC regulatory agencies in July 2015 purport, among other things, to require internet finance service providers, including peer-to-peer lending platforms, to improve technology security standards, and safeguard customer and transaction information. The PBOC and other relevant regulatory authorities will jointly adopt the implementing rules and technology security standards.

On November 7, 2016, the Standing Committee of the National People’s Congress released the Cyber Security Law, which will take effect on June 1, 2017. The Cyber Security Law requires network operators to perform certain functions related to cyber security protection and the strengthening of network information management. For instance, under the Cyber Security Law, network operators of key information infrastructure generally shall, during their operations in the PRC, store the personal information and important data collected and produced within the territory of PRC.

Regulations on Internet Advertising

The Interim Measures for Administration of Internet Advertising, or the Internet Advertising Measures, were adopted by the State Administration for Industry and Commerce and became effective on September 1, 2016. The Internet Advertising Measures regulate Internet advertising activities. According to the Internet Advertising Measures, Internet advertisers are responsible for the authenticity of the content of advertisements. The identity, administrative license, cited information and other certificates that advertisers are required to obtain in publishing Internet advertisements shall be true and valid. Internet advertisements shall be distinguishable and prominently marked as “advertisements” in order to enable consumers to identify them as advertisements. Publishing and circulating advertisements through the Internet shall not affect the normal use of the Internet by users. It is not allowed to induce users to click on the content of advertisements by any fraudulent means, or to attach advertisements or advertising links in the emails without permission. The Internet Advertising Measures also impose several restrictions on the forms of advertisements and activities used in advertising. “Internet advertising” as defined in the Internet Advertising Measures refers to commercial advertisements that directly or indirectly promote goods or services through websites, web pages, Internet applications or other Internet media in various forms, including texts, pictures, audio clips and videos. Where Internet advertisements are not identifiable and marked as “advertisements”, a fine of not more than RMB100,000 may be imposed in accordance with Advertising Law. A fine ranging from RMB5,000 to RMB30,000 may be imposed for any failure to provide a prominently marked “CLOSE” button to ensure “one-click closure”. Advertisers who induce users to click on the content of advertisements by fraudulent means or without permission, attach advertisements or advertising links in the emails shall be imposed a fine ranging from RMB10,000 to RMB30,000. We are in the process of complying with the new Internet Advertising Measures during our advertising activities.

Regulations on Privacy Protection

In recent years, PRC government authorities have enacted laws and regulations on internet use to protect personal information from any unauthorized disclosure. Under the Several Provisions on Regulating the Market Order of Internet Information Services, issued by the MIIT in December 2011, an ICP service operator may not collect any user personal information or provide any such information to third parties without the consent of a user. An ICP service operator must expressly inform the users of the method, content and purpose of the collection and processing of such user personal information and may only collect such information necessary for the provision of its services. An ICP service operator is also required to properly maintain the user personal information, and in case of any leak or likely leak of the user personal information, the ICP service operator must take immediate remedial measures and, in severe circumstances, make an immediate report to the telecommunications regulatory authority. In addition, pursuant to the Decision on Strengthening the Protection of Online Information issued by the Standing Committee of the National People’s Congress in December 2012 and the Order for the Protection of Telecommunication and Internet User Personal Information issued by the MIIT in July 2013, any collection and use of user personal information must be subject to the consent of the user, abide by the principles of legality, rationality and necessity and be within the specified purposes, methods and scopes. An ICP service operator must also keep such information strictly confidential, and is further prohibited from divulging, tampering or destroying of any such information, or selling or providing such information to other parties. An ICP service operator is required to take technical and other measures to prevent the collected personal information from any unauthorized disclosure, damage or loss. Any violation of these laws and regulations may subject the ICP service operator to warnings, fines, confiscation of illegal gains, revocation of licenses, cancellation of filings, closedown of websites or even criminal liabilities. The Guidelines jointly released by ten PRC regulatory agencies in July 2015 also prohibit internet finance service providers, including online peer-to-peer lending platforms, from illegally selling or disclosing customers’ personal information. The PBOC and other relevant regulatory authorities will jointly adopt the implementing rules. Pursuant to the Ninth Amendment to the Criminal Law issued by the Standing Committee of the National People’s Congress in August 2015 and becoming effective in November, 2015, any internet service provider that fails to fulfill the obligations related to internet information security administration as required by applicable laws and refuses to rectify upon orders, shall be subject to criminal penalty for the result of (i) any dissemination of illegal information on a large scale; (ii) any severe effect due to the leakage of the client’s information; (iii) any serious loss of criminal evidence; or (iv) other severe situation, and any individual or entity that (i) sells or provides personal information to others in a way violating the applicable law, or (ii) steals or illegally obtain any personal information, shall be subject to criminal penalty in a severe situation.

In operating our online platform, we collect certain personal information from borrowers and investors, and also need to share the information with our business partners such as third-party online payment service and third-party cooperative partners for the purpose of facilitating loan transactions between borrowers and investors over our platform. We have obtained consent from the borrowers and investors on our platform to collect and use their personal information, and have also established information security systems to protect the user information and privacy. However, as the implementing rules of the Guidelines have not been published, there is uncertainty as to how the requirements for protecting customers’ personal information in the Guidelines will be interpreted and implemented. We cannot assure you that our existing policies and procedures will be deemed to be in full compliance with any laws and regulations that may become applicable to us in the future.

Regulation on Intellectual Property Rights

Patent. Patents in the PRC are principally protected under the Patent Law of the PRC. The duration of a patent right is either 10 years or 20 years from the date of application, depending on the type of patent right.

Copyright. Copyright in the PRC, including copyrighted software, is principally protected under the Copyright Law of the PRC and related rules and regulations. Under the Copyright Law, the term of protection for copyrighted software is 50 years.

Trademark. Registered trademarks are protected under the Trademark Law of the PRC and related rules and regulations. Trademarks are registered with the Trademark Office of the SAIC. Where registration is sought for a trademark that is identical or similar to another trademark which has already been registered or given preliminary examination and approval for use in the same or similar category of commodities or services, the application for registration of such trademark may be rejected. Trademark registrations are effective for a renewable ten-year period, unless otherwise revoked.

Domain names. Domain name registrations are handled through domain name service agencies established under the relevant regulations, and applicants become domain name holders upon successful registration.

Regulations Relating to Dividend Withholding Tax

Pursuant to the Enterprise Income Tax Law and its implementation rules, if a non-resident enterprise has not set up an organization or establishment in the PRC, or has set up an organization or establishment but the income derived has no actual connection with such organization or establishment, it will be subject to a withholding tax on its PRC-sourced income at a rate of 10%. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Tax Evasion on Income, the withholding tax rate in respect to the payment of dividends by a PRC enterprise to a Hong Kong enterprise is reduced to 5% from a standard rate of 10% if the Hong Kong enterprise directly holds at least 25% of the PRC enterprise. Pursuant to the Notice of the State Administration of Taxation on the Issues concerning the Application of the Dividend Clauses of Tax Agreements, or Circular 81, a Hong Kong resident enterprise must meet the following conditions, among others, in order to enjoy the reduced withholding tax: (i) it must directly own the required percentage of equity interests and voting rights in the PRC resident enterprise; and (ii) it must have directly owned such percentage in the PRC resident enterprise throughout the 12 months prior to receiving the dividends. There are also other conditions for enjoying the reduced withholding tax rate according to other relevant tax rules and regulations. In August 2015, the State Administration of Taxation promulgated the Administrative Measures for Non-Resident Taxpayers to Enjoy Treatments under Tax Treaties, or Circular 60, which became effective on November 1, 2015. Circular 60 provides that non-resident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax rate. Instead, non-resident enterprises and their withholding agents may, by self-assessment and on confirmation that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-tax filing examinations by the relevant tax authorities. Accordingly, Benefactum Sino, our Hong Kong subsidiary, may be able to enjoy the 5% withholding tax rate for the dividends they receive from Benefactum Shenzhen, our PRC subsidiary, if it satisfies the conditions prescribed under Circular 81 and other relevant tax rules and regulations. However, according to Circular 81 and Circular 60, if the relevant tax authorities consider the transactions or arrangements we have are for the primary purpose of enjoying a favorable tax treatment, the relevant tax authorities may adjust the favorable withholding tax in the future.

Regulations Relating to Foreign Exchange

Regulation on Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations, most recently amended in August 2008. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital account items, such as direct investments, repayment of foreign currency-denominated loans, repatriation of investments and investments in securities outside of China. On February 28, 2015, the SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment, or SAFE Notice 13. After SAFE Notice 13 became effective on June 1, 2015, instead of applying for approvals regarding foreign exchange registrations of foreign direct investment and overseas direct investment from SAFE, entities and individuals will be required to apply for such foreign exchange registrations from qualified banks. The qualified banks, under the supervision of the SAFE, will directly examine the applications and conduct the registration.

In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142, provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations may result in severe monetary or other penalties.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds derived by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated another circular in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC must be conducted by way of registration and banks must process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

In July 2014, SAFE issued SAFE Circular 36, which purports to reform the administration of settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas on a trial basis. Under the pilot program, some of the restrictions under SAFE Circular 142 will not apply to the settlement of the foreign exchange capitals of the foreign-invested enterprises established within the designated areas and the enterprises are allowed to use its RMB capital converted from foreign exchange capitals to make equity investment. On March 30, 2015, the SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 came into force and replaced both Circular 142 and Circular 36 on June 1, 2015. Circular 19 allows foreign-invested enterprises to make equity investments by using RMB fund converted from foreign exchange capital. However, Circular 19 continues to, prohibit foreign-invested enterprises from, among other things, using RMB fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises.

On January 26, 2017, SAFE issued SAFE Circular 3, which stipulates several capital control measures with respect to the outbound remittance of profit from domestic entities to offshore entities, including (i) under the principle of genuine transaction, banks shall check board resolutions regarding profit distribution, the original version of tax filing records and audited financial statements; and (ii) domestic entities shall hold income to account for previous years’ losses before remitting the profits. Moreover, pursuant to SAFE Circular 3, domestic entities shall make detailed explanations of the sources of capital and utilization arrangements, and provide board resolutions, contracts and other proof when completing the registration procedures in connection with an outbound investment.

Regulations on Dividend Distribution

Under our current corporate structure, our Nevada holding company may rely on dividend payments from Benefactum Shenzhen, which is a wholly foreign-owned enterprise incorporated in China, to fund any cash and financing requirements we may have. The principal regulations governing distribution of dividends of foreign-invested enterprises include the Foreign-Invested Enterprise Law, as amended in October 2000, and its implementation rules. Under these laws and regulations, wholly foreign-owned enterprises in China may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to allocate at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds until these reserves have reached 50% of the registered capital of the enterprises. Wholly foreign-owned companies may, at their discretion, allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserves are not distributable as cash dividends.

Regulations on Overseas Listings

Six PRC regulatory agencies, including the CSRC, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which became effective in September 2006. The M&A Rules, among other things, require offshore special purpose vehicles, or SPVs, formed for overseas listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock exchange.

While the application of the M&A Rules remains unclear, we believe, based on the advice of our PRC counsel, S&D Partners, that our contractual arrangements are in compliance with the M&A Rules. However, as there has been no official interpretation or clarification of the M&A Rules, there is uncertainty as to how this regulation will be interpreted or implemented.

Regulations Relating to Employment

The PRC Labor Law and the Labor Contract Law require that employers must execute written employment contracts with full-time employees. If an employer fails to enter into a written employment contract with an employee within one year from the date on which the employment relationship is established, the employer must rectify the situation by entering into a written employment contract with the employee and pay the employee twice the employee’s salary for the period from the day following the lapse of one month from the date of establishment of the employment relationship to the day prior to the execution of the written employment contract. All employers must compensate their employees with wages equal to at least the local minimum wage standards. Violations of the PRC Labor Law and the Labor Contract Law may result in the imposition of fines and other administrative sanctions, and serious violations may result in criminal liabilities.

Enterprises in China are required by PRC laws and regulations to participate in certain employee benefit plans, including social insurance funds, namely a pension plan, a medical insurance plan, an unemployment insurance plan, a work-related injury insurance plan and a maternity insurance plan, and a housing provident fund, and contribute to the plans or funds in amounts equal to certain percentages of salaries, including bonuses and allowances, of the employees as specified by the local government from time to time at locations where they operate their businesses or where they are located. Failure to make adequate contributions to various employee benefit plans may be subject to fines and other administrative sanctions.

Although we have made significant contributions to employee benefits plans, we do not believe those are adequate contributions as required by applicable PRC laws and regulations. See “Risk Factors—Risks Related to Doing Business in China—Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.”

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012 (the “JOBS Act”). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. Under the JOBS Act, we will remain an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934 (the “Exchange Act”) (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter

The JOBS Act also provides that an emerging growth company may utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. However, we are choosing to “opt out” of such extended transition period, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for companies that are not emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related to Our Business and Industry

We have a limited operating history in a new and evolving market, which makes it difficult to evaluate our future prospects.

We launched our online financial platform in September 10, 2013 and have a limited operating history. In addition, the market for China’s financial services is new and may not develop as expected, which could substantially harm our earning potential. Further, due to the fact that the industry in which we operate is relatively new, potential borrowers may not be familiar with the services we provide and may have difficulty distinguishing our services from those of our competitors. Convincing potential new borrowers of the value of our services is critical to expand our operations.

In addition, we are in a new and evolving market, and the regulatory framework for this may remain uncertain for the foreseeable future. As our business develops in response to new regulatory requirements, or in response to competition, we may introduce new services or make adjustments to our existing services or business model. Any significant change to our business model may not achieve expected results and may have a material and adverse impact on our financial conditions and results of operations. In response to general economic conditions, we may impose more stringent borrower qualifications to ensure the quality of loans on our platform, which may negatively affect the growth of our business. It is therefore difficult to effectively assess our future prospects. You should consider our business and prospects in light of the risks and challenges we encounter or may encounter in this developing and rapidly evolving market. These risks and challenges include our ability to, among other things:

•	navigate an evolving regulatory environment;

•	expand the base of our cooperative companies;

•	expand the base of borrowers and investors served on our market place;

•	enhance our risk management capabilities;

•	improve our operational efficiency;

•	attract, retain and motivate talented employees;

•	maintain the security of our platform and the confidentiality of the information provided and utilized across our platform; and

•	defend ourselves against regulatory, litigation, privacy or other claims.

If we fail to educate potential borrowers and investors about the value of our services, if the market for our services does not develop as we expect, or if we fail to address the needs of our target market, or other risks and challenges, our business and results of operations will be harmed.

Our historical financial results may not be indicative of our future performance.

Our business has achieved rapid growth since our inception. Our net revenue increased from approximately$11.97 million for the year ended December 31, 2015 to approximately $24.68 million for the year ended December 31, 2016, representing an increase of 106%. We recorded a net income of approximately$3.57 million for the year ended December 31, 2016, as compared to a net income of $0.16 million for the year ended December 31, 2015. Our historically high growth rate and the limited history of business make it difficult to evaluate our prospects. We may not be able to sustain our historically rapid growth or may not be able to grow our business at all, and we may continue to suffer loss.

Our reputation and brand recognition is crucial to our business. Any harm to our reputation or failure to enhance our brand recognition may materially and adversely affect our business, financial condition and results of operations.

Our reputation and brand recognition, which depends on earning and maintaining the trust and confidence of individuals or enterprises that are current or potential clients, are critical to our business. Our reputation and brand are vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by clients or other third parties, employee misconduct, perceptions of conflicts of interest and rumors, among other things, could substantially damage our reputation, even if they are baseless or are satisfactorily addressed. In addition, any perception that the quality of our internet finance services may not be the same as or better than that of other internet finance service providers can also damage our reputation. Moreover, any misconduct or allegations of misconduct by our third-party cooperative partners could result in negative publicity that could affect our reputation and erode the confidence of our clients. Furthermore, any negative media publicity about the financial service industry in general or service quality problems of other companies in the industry, including our competitors, may also negatively impact our reputation and brand. If we are unable to maintain a good reputation or further enhance our brand recognition, our ability to attract and retain clients and key employees could be harmed and, as a result, our business and revenues would be materially and adversely affected.

If we fail to promote and maintain our brand in an effective and cost-efficient way, our business and results of operations may be harmed.

We believe that developing and maintaining awareness of our brand effectively are critical to attracting new and retaining existing borrowers and investors to our platform. Successful promotion of our brand and our services depend largely on the effectiveness of our marketing efforts and the success of the channels we use to promote our services. Our efforts to build our brand have caused us to incur significant expenses, and it is likely that our future marketing efforts will require us to incur significant additional expenses. These efforts may not result in increased revenues in the immediate future or at all and, even if they do, any increases in revenues may not offset the expenses incurred. If we fail to successfully promote and maintain our brand while incurring substantial expenses, our results of operations and financial condition would be adversely affected, which may impair our ability to grow our business.

Successful strategic relationships with the third party cooperative partners are important for our future success.

Our operations are heavily dependent on the relationship with our third party cooperative partners. We anticipate that we will continue to leverage our strategic relationships with the existing third party cooperative partners to grow our business while we will also pursue new relationships with other financial institutions. Identifying, negotiating and documenting relationships with these partners require significant time and resources. Our competitors may be more effective in providing incentives to our partners. Certain types of partners may devote more resources to support their own competing businesses. In addition, we may have disagreements or disputes with such partners, which could adversely affect our brand, reputation and services. If we cannot successfully maintain effective strategic relationships with these third party cooperative partners, our business will be harmed.

Fraudulent activity on our platform could negatively impact our operating results, brand and reputation and cause the use of our loan products and services to decrease.

We are subject to the risk of fraudulent activity both on our platform and associated with borrowers, investors and third parties handling borrower and investor information. Our resources, technologies and fraud detection tools may be insufficient to accurately detect and prevent fraud. Significant increases in fraudulent activity involving our platform could negatively impact our brand and reputation, reduce the volume of loan transactions facilitated through our platform and lead us to take additional steps to reduce fraud risk, which could increase our costs. High profile fraudulent activity could even lead to regulatory intervention, and may divert our management’s attention and cause us to incur additional expenses and costs. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, we cannot rule out the possibility that any of the foregoing may occur causing harm to our business or reputation in the future. If any of the foregoing were to occur, our results of operations and financial conditions could be materially and adversely affected.

We may not be able to collect the payment when a borrower becomes delinquent in the payment of his/her outstanding obligation.

Although we maintain a risk control system what supervises the borrower’s financial conditions and the repayment process, we are subject to risks that we may not be able to collect the payment of loan from the borrower or guarantor. In addition, the value of the collateral for the loan may decrease during the loan period and may not be sufficient to cover the payment of the loan when it is due. More than half of the loans have a loan term that is shorter than three months and as such, we are subject to high risks and pressures to collect those payments of loans within three months. If we failed to do so, we may not be able to repay our investors when their investments become due.

If we are unable to maintain low default rates for loans facilitated by our platform, our business and results of operations may be materially and adversely affected.

Investments in loans on our marketplace involve inherent risks as the return of the principal on a loan investment made through our platform is not guaranteed, although we aim to limit investor losses due to borrower defaults to within an industry acceptable range through various preventive measures we have taken or will take. Our ability to attract borrowers and investors to, and build trust in, our marketplace is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and maintain low default rates. To conduct this evaluation, we have employed a series of review and assessment procedures. If our review and assessment procedures contain errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, our loan pricing and approval process could be negatively affected, resulting in misclassified or mispriced loans or incorrect approvals or denials of loans. If we are unable to effectively and accurately assess the credit profiles of borrowers, segment borrowers into appropriate grade in the pricing grid, or price loans on our platform appropriately, we may either be unable to offer attractive fee rates to borrowers and returns to investors, or unable to maintain low default rates of loans facilitated by our platform. In addition, once a loan application is approved, we do not further monitor certain aspects of the borrower’s credit profile, such as changes in the borrower’s credit report and the borrower’s purchasing pattern with online merchants. If the borrower’s financial condition deteriorates, we may not be able to take measures to prevent default on the part of the borrower and thereby maintain low default rates for loans facilitated by our platform. Although we offer investor protection in the form of a risk reserve fund, if widespread defaults were to occur, investors may still incur losses and lose confidence in our marketplace and our business and results of operations may be materially and adversely affected.

If default rates were to increase, we may set aside additional cash in our risk reserve fund and recognize additional expenses and liabilities on our financial statements, which could have a material adverse effect on our working capital, financial conditions, results of operations and business operations. We also may not have or generate sufficient cash to replenish our risk reserve fund when necessary.

We have limited experience operating our risk reserve fund. If it is under- or over-funded, or if we fail to accurately forecast the expected risk reserve payouts or otherwise implement the risk reserve fund successfully, our financial results and competitive position may be harmed.

We have limited experience operating our new risk reserve fund, which was launched in December 2013. We set aside a certain amount of cash in an interest-bearing custody account. In the event that a loan defaults, we withdraw funds from the custody account to repay investors the principal and accrued interest for the defaulted loan.

Since we commenced our internet finance business only in December 2013, we have limited information regarding the default rates on loans facilitated through our platform. In addition, given our limited operating history and recent introduction of new products, we have limited information on historical charge-off rates, and we may not be able to accurately forecast charge-offs for our target borrower group. Given these challenges, it is possible that we will under- or over-fund our risk reserve fund. If we under-fund our risk reserve fund, and we do not or are unable to replenish the risk reserve fund to a sufficient level in time, investors may not be fully protected from loss. This may result in negative sentiment among investors, potentially hindering our ability to retain existing investors as well as to attract new investors, and investors may bring claims against us, whether or not they have legal rights to seek damages from us, which could lead to additional expenses and distract management’s attention from our business operation. Conversely, if we over-fund our risk reserve fund, this will reduce the amount of our working capital, as we cannot use the funds set aside in the risk reserve fund for our operations, and cause us to lose business opportunities. Should any of the foregoing occur, our competitive position as well as our results of operations could be materially and adversely affected.

Credit and other information that we receive from third parties about a borrower may be inaccurate or may not accurately reflect the borrower’s creditworthiness, which may compromise the accuracy of our credit assessment.

For the purpose of credit assessment, we obtain borrower credit information from third parties, such as financial institutions and e-commerce providers, and assess applicants’ credit and assign credit scores to borrowers based on such credit information. Although we will conduct due diligence work and assess applicants’ credit, a credit score assigned to a borrower may not reflect that particular borrower’s actual creditworthiness because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and our due diligence work may not be able cover sufficient applicants’ background information due to our limited resources. Additionally, there is a risk that, following our obtaining a borrower’s credit information, the borrower may have:

•	become delinquent in the payment of an outstanding obligation;

•	defaulted on a pre-existing debt obligation;

•	taken on additional debt; or

•	sustained other adverse financial events.

Such inaccurate or incomplete borrower credit information could compromise the accuracy of our credit assessment and adversely affect the effectiveness of our control over our default rates, which could in turn harm our reputation and materially and adversely affect our business, financial condition and results of operations.

In addition, our business of connecting investors and individual borrowers may constitute an intermediary service, and our contracts with these investors and borrowers may be deemed as intermediation contracts, under the PRC Contract Law. Under the PRC Contract Law, an intermediary may not claim for service fee and is liable for damages if it conceals any material fact intentionally or provides false information in connection with the conclusion of an intermediation contract, which results in harm to the client’s interests. See “Regulations—Regulations on Loans between Individuals.” Therefore, if we fail to provide material information to investors, or if we fail to identify false information received from borrowers or others and in turn provide such information to investors, and in either case if we are also found to be at fault, due to failure or deemed failure to exercise proper care, such as to conduct adequate information verification or employee supervision, we could be held liable for damages caused to investors as an intermediary pursuant to the PRC Contract Law. In addition, if we fail to complete our obligations under the agreements entered into with investors and borrowers, we could also be held liable for damages caused to borrowers or investors pursuant to the PRC Contract Law. On the other hand, we do not assume any liability solely on the basis of failure to correctly assign a loan grade to a particular borrower in the process of facilitating a loan transaction, as long as we do not conceal any material fact intentionally or provide false information, and are not found to be at fault otherwise. However, due to the lack of detailed regulations and guidance in the area of peer-to-peer lending services and the possibility that the PRC government authority may promulgate new laws and regulations regulating peer-to-peer lending services in the future, there are substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations for the peer-to-peer lending service industry, and there can be no assurance that the PRC government authority will ultimately take a view that is consistent with us.

Our business model could be negatively affected by changes and fluctuation in the banking industry.

Our business model is premised on the fact that SMEs and microenterprises are generally underserved by the banking industry because commercial banks in China have been reluctant to transact with SMEs and microenterprises that have no credit support, such as third-party guarantees, or adequate collateral of tangible assets, and we believe that they will remain so in the foreseeable future. This has created opportunities for us to develop and expand our business. However, new trends in the banking industry or the applicable regulatory requirements may alleviate the high transaction costs or the lack of collateral and public information generally associated with bank financing to our target clients or otherwise make this business more attractive to banks. In the event that commercial banks begin to compete with us by making loans directly to our target clients without our facilitation, we may experience less demand for and greater competition with respect to our business. Furthermore, any such direct competition with our cooperating banks will undermine our relationship with them and may adversely affect our business, results of operations and prospects.

Misconduct, errors and failure to function by our management and employees and third-party service providers could harm our business and reputation.

We are exposed to many types of operational risks, including the risk of misconduct and errors by our management, employees and third-party service providers. Our business depends on our management, employees and third-party service providers interacting with potential borrowers, conducting sufficient due diligence review and collecting borrowers’ information, all of which involve the use and disclosure of personal information. We could be materially adversely affected if transactions were redirected, misappropriated or otherwise improperly executed, if personal information was disclosed to unintended recipients or if an operational breakdown or failure in the processing of transactions occurred, whether as a result of human error, purposeful sabotage or fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with borrowers and banks is governed by various PRC laws. It is not always possible to identify and deter misconduct or errors by management and employees or third-party service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. If any of our management and employees or third-party service providers take, convert or misuse funds, documents or data or fail to follow protocol when interacting with borrowers and investors, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability.

The laws and regulations governing the financial advisory service industry in China are developing and evolving and subject to changes. If our practice is deemed to violate any PRC laws or regulations, our business, financial conditions and results of operations would be materially and adversely affected.

Due to the relatively short history of the internet finance industry in China, the PRC government has not adopted a clear regulatory framework governing the industry. On July 18, 2015, the PBOC together with nine other PRC regulatory agencies jointly issued a series of policy measures applicable to the internet finance industry titled the Guidelines on Promoting the Healthy Development of Internet Finance, or the Guidelines. The Guidelines introduced formally for the first time the regulatory framework and basic principles for internet finance industry in China, including but not limited to internet payment, online lending, equity crowd-funding, internet fund sales, internet insurance, internet trust and internet consumer finance. However, the Guidelines only set out the basic principles for internet finance industry, and on August 17, 2016, the Interim Measures were adopted to implement and enforce the principles set out in the Guidelines.

As of the date of this report, we have not been subject to any material fines or other penalties under any PRC laws or regulations including those governing the financial advisory service industry in China. However, if our practice is deemed to violate any rules, laws or regulations, we may face injunctions, including orders to cease illegal activities, and may be exposed to other penalties as determined by the relevant government authorities as well. If such situations occur, our business, financial condition and prospects would be materially and adversely affected. In addition, given the evolving regulatory environment in which we operate, we cannot rule out the possibility that the PRC government will institute a licensing regime covering our industry. If such a licensing regime were introduced, we cannot assure you that we would be able to obtain any newly required license in a timely manner, or at all, which could materially and adversely affect our business and impede our ability to continue our operations.

If we do not compete effectively, our results of operations could be harmed.

The online consumer finance platform industry in China is intensely competitive and evolving. We compete with a large number of consumer finance platforms. We also compete with financial products and companies that attract borrowers, investors or both. With respect to borrowers, we primarily compete with traditional financial institutions, such as consumer finance business units in commercial banks, credit card issuers and other consumer finance companies. With respect to investors, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts, real estate and alternative asset classes.

Our competitors operate with different business models, have different cost structures or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, technological and other developments. Some of our current and potential competitors have significantly more financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms. Our competitors may also have longer operating histories, more extensive borrower or investor bases, greater brand recognition and brand loyalty and broader partner relationships than us. Additionally, a current or potential competitor may acquire one or more of our existing competitors or form a strategic alliance with one or more of our competitors. Our competitors may be better at developing new products, offering more attractive investment returns or lower fees, responding faster to new technologies and undertaking more extensive and effective marketing campaigns. In response to competition and in order to grow or maintain the volume of loan transactions facilitated through our platform, we may have to offer higher investment return to investors or charge lower transaction fees, which could materially and adversely affect our business and results of operations. If we are unable to compete with such companies and meet the need for innovation in our industry, the demand for our platform could stagnate or substantially decline, we could experience reduced revenues or our platform could fail to achieve or maintain more widespread market acceptance, any of which could harm our business and results of operations.

Our business is subject to risks related to lawsuits and other claims brought by our clients.

We are subject to lawsuits and other claims in the ordinary course of our business. In particular, we may face arbitration claims and lawsuits brought by our clients who have bought internet finance products, such as suits alleging misconduct by the managers of our Credit Partners that we have recommended or made available to our clients. In connection with our facilitating small short-term loans, we may encounter complaints alleging breach of contract or potentially usury claims in our ordinary course of business. We may also encounter complaints alleging misrepresentation on the part of our relationship managers or other employees or that we have failed to carry out a duty owed to them. This risk may be heightened during periods when credit, equity or other financial markets are deteriorating in value or are volatile, or when clients or investors are experiencing losses. Actions brought against us may result in settlements, awards, injunctions, fines, penalties or other results adverse to us, including harm to our reputation. Even if we are successful in defending against these actions, we may incur significant expenses in the defense of such matters. Predicting the outcome of such matters is inherently difficult, particularly where claimants seek substantial or unspecified damages, or when arbitration or legal proceedings are at an early stage. A substantial judgment, award, settlement, fine, or penalty could be materially adverse to our operating results or cash flows for a particular future period, depending on our results for that period.

Our failure to respond to rapid product innovation in the financial industry in a timely and cost-effective manner may have an adverse effect on our business and operating results.

The financial industry is increasingly influenced by frequent new service introductions and evolving industry standards. We believe that our future success will depend on our ability to continue to anticipate service innovations and to offer additional services that meet evolving standards on a timely and cost-effective basis. There is a risk that we may not successfully identify new service opportunities or develop and introduce these opportunities in a timely and cost-effective manner. In addition, products and services that our competitors develop or introduce may render our products and services less competitive. As a result, failure to respond to product and service innovation that may affect our industry in the future may have a material adverse effect on our business and results of operations.

Our operating history may not provide an adequate basis to judge our future prospects and results of operations.

We commenced our business in 2013 as an online financial platform focusing on online peer-to-peer lending services. We seek to develop new internet finance products, but it is difficult to predict whether our new products will be well-accepted by our customers. Although we recorded net income in the prior year, we cannot assure you that our results of operations will not be adversely affected in any future period. We have limited operating history and as a result limited experience in delivering services, which makes the prediction of future results of operations difficult, and therefore, past results of operations achieved by us should not be taken as indicative of the rate of growth, if any, that can be expected in the future. As a result, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in a rapidly evolving and increasingly competitive market in China.

The proper functioning of our technology platform is essential to our internet finance business. Any failure to maintain the satisfactory performance of our website and systems could materially and adversely affect our business and reputation.

We are constantly upgrading our platform to provide increased scale, improved performance for both PC and mobile version of our internet finance platform. The satisfactory performance, reliability and availability of our technology platform are critical to our success and our ability to attract and retain customers and provide quality customer service. To adapt to new products and upgrade our technology infrastructure requires significant investment of time and resources, including adding new hardware, updating software and recruiting and training new engineering personnel. Maintaining and improving our technology infrastructure require significant levels of investment. Adverse consequences could include unanticipated system disruptions, slower response times, impaired quality of clients’ experiences and delays in reporting accurate operating and financial information. Any system interruptions caused by telecommunications failures, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our website or reduced performance could reduce the number of loans transacted and the attractiveness of product offerings on our platform. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to system interruptions, website slowdown or unavailability, delays or errors in transaction processing, loss of data or the inability to accept and fulfill customer orders. Security breaches, computer viruses and hacking attacks have become more prevalent in our industry. We can provide no assurance that our current security mechanisms will be sufficient to protect our IT systems from any third-party intrusions, viruses or hacker attacks, information or data theft or other similar activities. Any such future occurrences could reduce customer satisfaction, damage our reputation and our financial condition, results of operations and business prospects, as well as our reputation, could be materially and adversely affected.

Any deficiencies in China’s internet infrastructure could impair our ability to consummate loans over our website and mobile apps, which could cause us to lose customers and harm our operating results.

Our internet finance business depends on the performance and reliability of the internet infrastructure in China since substantially all of our computer hardware is currently located in China. The availability of our website depends on telecommunications carriers and other third-party providers for communications and storage capacity, including bandwidth and server storage, among other things. If we are unable to enter into or renew agreements with these providers on commercially acceptable terms, or if any of our existing agreements with such providers are terminated as a result of our breach or otherwise, our ability to provide our services to our customers could be adversely affected. Almost all access to the internet in China is maintained through state-owned telecommunication carriers under administrative control, and we obtain access to end-user networks operated by such telecommunications carriers and internet service providers to give customers access to our website. We may experience service interruptions in the future, which are typically caused by service interruptions at the underlying external telecommunications service providers, such as the internet data centers and broadband carriers from which we lease services. Service interruptions prevent consumers from accessing our website and mobile apps and consummating loans, and frequent interruptions could frustrate customers and discourage them from attempting to consummate loans, which could cause us to lose customers and harm our operating results.

If we fail to adopt new technologies or adapt our website, mobile apps and systems to changing customer requirements or emerging industry standards, our internet finance business may be materially and adversely affected.

To remain competitive in the internet finance business, we must continue to enhance and improve the responsiveness, functionality and features of our website and mobile apps. The internet finance industry in China is characterized by rapid technological evolution, continual changes in customer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. The success of our internet finance business will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices, such as mobile internet, in a cost-effective and timely way. The development of websites, mobile apps and other proprietary technology entails significant technical and business risks. We cannot assure you that we will be able to use new technologies effectively or adapt our website, mobile apps, proprietary technologies and systems to meet evolving customer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, the overall prospects, financial condition and results of operations of our internet finance business may be materially and adversely affected.

A severe or prolonged downturn in the Chinese or global economy could materially and adversely affect our business and financial condition.

Any prolonged slowdown in the Chinese or global economy may have a negative impact on our business, results of operations and financial condition. In particular, general economic factors and conditions in China or worldwide, including the general interest rate environment and unemployment rates, may affect borrower willingness to seek loans and investor ability and desire to invest in loans. Economic conditions in China are sensitive to global economic conditions. The global financial markets have experienced significant disruptions since 2008 and the United States, Europe and other economies have experienced periods of recession. The recovery from the lows of 2008 and 2009 has been uneven and there are new challenges. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States and China. There have also been concerns about the economic effect of the tensions in the relationship between China and surrounding Asian countries. Adverse economic conditions could also reduce the number of qualified borrowers seeking loans through us. Should any of these situations occur, the amount of loans facilitated through us and our net revenues will decline, and our business and financial conditions will be negatively impacted. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

We may not be able to prevent unauthorized use of our intellectual property, which could reduce demand for our products and services, adversely affect our revenues and harm our competitive position.

We rely primarily on a combination of copyright, trade secret, trademark and anti-unfair competition laws and contractual rights to establish and protect our intellectual property rights in our research reports, our services and other aspects of our business. We cannot assure you that the steps we have taken or will take in the future to protect our intellectual property or piracy will prove to be sufficient. Implementation of intellectual property-related laws in China has historically been lacking, primarily due to ambiguity in the PRC laws and enforcement difficulties. Accordingly, intellectual property rights and confidentiality protection in China may not be as effective as in the United States or other countries. Current or potential competitors may use our intellectual property without our authorization in the development of products and services that are substantially equivalent or superior to ours, which could reduce demand for our solutions and services, adversely affect our revenues and harm our competitive position. Even if we were to discover evidence of infringement or misappropriation, our recourse against such competitors may be limited or could require us to pursue litigation, which could involve substantial costs and diversion of management’s attention from the operation of our business.

Confidentiality agreements with employees, product providers and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

We require our employees, product providers, cooperating partners and others to enter into confidentiality agreements (or agreements that contain confidentiality terms) in order to protect our trade secrets and other proprietary information and, most importantly, our client information. These agreements might not effectively prevent disclosure of our trade secrets, know-how or other proprietary information and might not provide an adequate remedy in the event of unauthorized disclosure of such confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive position.

We may face intellectual property infringement claims, which could be time-consuming and costly to defend and may result in the loss of significant rights by us.

Although we have not been subject to any litigation, pending or threatened, alleging infringement of third parties’ intellectual property rights, we cannot assure you that such infringement claims will not be asserted against us in the future.

Intellectual property litigation is expensive and time-consuming and could divert resources and management attention from the operation of our business. If there is a successful claim of infringement, we may be required to alter our services, cease certain activities, pay substantial royalties and damages to, and obtain one or more licenses from, third parties. We may not be able to obtain those licenses on commercially acceptable terms, or at all. Any of those consequences could cause us to lose revenues, impair our client relationships and harm our reputation.

Our future success depends on the continuing efforts to retain our existing management team and other key employees as well as to attract, integrate and retain highly skilled and qualified personnel, and our business may be disrupted if we lose their services.

Our future success depends heavily on the continued services of our current executive officers and senior management team. We also rely on the skills, experience and efforts of other key employees, including management, marketing, support, research and development, technical and services personnel in our internet finance businesses. Qualified employees are in high demand in the internet finance industries in China, and our future success depends on our ability to attract, train, motivate and retain highly skilled employees and the ability of our executive officers and other members of our senior management to work effectively as a team.

If one or more of our executive officers or other key employees are unable or unwilling to continue in their present positions, we may not be able to find replacements easily, which may disrupt our business operations. We do not have key personnel insurance in place. If any of our executive officers or other key employees joins a competitor or forms a competing company, we may lose clients, know-how, key professionals and staff members. In addition, although each of our executive officers has entered into an employment agreement with us, not all of them contain non-competition provisions. Even for those executive officers whose employment agreements contain confidentiality and non-competition provisions, we cannot assure you of the extent to which any of these agreements could be enforced in China if any dispute arises between them and us because of the uncertainties of China’s legal system.

Our revenues and operating results can fluctuate from period to period, which could cause the price of our common stock to fluctuate.

Our revenues and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this annual report:

•	negative public perception and reputation of the internet finance industry;

•	changes in laws or regulatory policy that could impact our ability to provide internet finance services to our clients;

•	failure to enter into contracts with new financial institutions;

•	cancellations or non-renewal of existing contracts with financial institutions; and

•	changes in the number of clients who decide to effectively terminate their relationship with us.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenues or operating performance.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our common stock may be materially and adversely affected.

As a public company in the United States, we are subject to the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we include a report from management on the effectiveness of its internal control over financial reporting in our annual report on Form 10-K. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting.

Our management has concluded that our internal control over financial reporting is not effective as of December 31, 2016. As a result, our financial statements could contain material misstatements and we could fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our common stock.

We may need additional capital, and financing may not be available on terms acceptable to us, or at all.

Although we believe that our anticipated cash flows from operating activities will be sufficient to meet our anticipated working capital requirements and capital expenditures in the ordinary course of business for the next 12 months, we cannot assure you this will be the case. We may need additional cash resources in the future if we experience changes in business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

From time to time we may evaluate and potentially consummate strategic investments or acquisitions, which could require significant management attention, disrupt our business and adversely affect our financial results.

We may evaluate and consider strategic investments, combinations, acquisitions or alliances to further increase the value of our platform and better serve borrowers and investors. These transactions could be material to our financial condition and results of operations if consummated. If we are able to identify an appropriate business opportunity, we may not be able to successfully consummate the transaction and, even if we do consummate such a transaction, we may be unable to obtain the benefits or avoid the difficulties and risks of such transaction.

Strategic investments or acquisitions will involve risks commonly encountered in business relationships, including:

•	difficulties in assimilating and integrating the operations, personnel, systems, data, technologies, products and services of the acquired business;

•	inability of the acquired technologies, products or businesses to achieve expected levels of revenue, profitability, productivity or other benefits;

•	difficulties in retaining, training, motivating and integrating key personnel;

•	diversion of management’s time and resources from our normal daily operations;

•	difficulties in successfully incorporating licensed or acquired technology and rights into our platform and loan products;

•	difficulties in maintaining uniform standards, controls, procedures and policies within the combined organizations;

•	difficulties in retaining relationships with customers, employees and suppliers of the acquired business;

•	risks of entering markets in which we have limited or no prior experience;

•	regulatory risks, including remaining in good standing with existing regulatory bodies or receiving any necessary pre-closing or post-closing approvals, as well as being subject to new regulators with oversight over an acquired business;

•	assumption of contractual obligations that contain terms that are not beneficial to us, require us to license or waive intellectual property rights or increase our risk for liability;

•	failure to successfully further develop the acquired technology;

•	liability for activities of the acquired business before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	potential disruptions to our ongoing businesses; and

•	unexpected costs and unknown risks and liabilities associated with strategic investments or acquisitions.

We may not make any investments or acquisitions, or any future investments or acquisitions may not be successful, may not benefit our business strategy, may not generate sufficient revenues to offset the associated acquisition costs or may not otherwise result in the intended benefits. In addition, we cannot assure you that any future investment in or acquisition of new businesses or technology will lead to the successful development of new or enhanced loan products and services or that any new or enhanced loan products and services, if developed, will achieve market acceptance or prove to be profitable.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

We believe our success depends on the efforts and talent of our employees, including risk management, software engineering, financial and marketing personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled technical, risk management and financial personnel is extremely intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve borrowers and investors could diminish, resulting in a material adverse effect to our business.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus that contribute to our business.

We believe that a critical component of our success is our corporate culture, which we believe fosters innovation, encourages teamwork and cultivates creativity. As we develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain employees, encourage innovation and teamwork and effectively focus on and pursue our corporate objectives.

We face risks related to natural disasters, health epidemics and other outbreaks, which could significantly disrupt our operations.

We are vulnerable to natural disasters and other calamities. Fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events may give rise to server interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide products and services on our platform.

Our business could also be adversely affected by the effects of Zika virus, Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, Severe Acute Respiratory Syndrome, or SARS, or other epidemics. Our business operations could be disrupted if any of our employees is suspected of having Zika virus, Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, SARS or other epidemic, since it could require our employees to be quarantined and/or our offices to be disinfected. In addition, our results of operations could be adversely affected to the extent that any of these epidemics harms the Chinese economy in general.

Risks Related to Our Corporate Structure

If the PRC government deems that the contractual arrangements in relation to our variable interest entity (Benefactum Beijing) do not comply with PRC governmental restrictions on foreign investment, or if these regulations or the interpretation of existing regulations changes in the future, we could be subject to penalties or be forced to relinquish our interests in those operations.

Foreign ownership of certain types of internet businesses, such as internet information services, is subject to restrictions under applicable PRC laws, rules and regulations. For example, foreign investors are generally not permitted to own more than 50% of the equity interests in a value-added telecommunication service provider. Any such foreign investor must also have experience and a good track record in providing value-added telecommunications services overseas. All our revenue is generated by contractually controlled and managed entity, Benefactum Beijing.

The contractual arrangements give us effective control over Benefactum Beijing and enable us to obtain substantially all of the economic benefits arising from it as well as consolidate the financial results of it in our results of operations. Although the structure we have adopted is consistent with longstanding industry practice, and is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future.

In the opinion of SD & Partners, our PRC counsel, the ownership structures of our material wholly-foreign owned enterprise and our material variable interest entity in China, do not and will not violate any applicable PRC law, regulation or rule currently in effect; and the contractual arrangements between our material wholly-foreign owned enterprise, our material variable interest entity and their respective equity holders governed by PRC law are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and will not violate any applicable PRC law, rule or regulation currently in effect. However, SD & Partners has also advised us that there are substantial uncertainties regarding the interpretation and application of current PRC laws, rules and regulations. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to the opinion of our PRC legal counsel.

It is uncertain whether any new PRC laws, rules or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. If we or our variable interest entity are found to be in violation of any existing or future PRC laws, rules or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including revoking the business and operating licenses of our PRC subsidiary or variable interest entity, requiring us to discontinue or restrict our operations, restricting our right to collect revenue, blocking one or more of our websites, requiring us to restructure our operations or taking other regulatory or enforcement actions against us. The imposition of any of these measures could result in a material adverse effect on our ability to conduct all or any portion of our business operations. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of our variable interest entity in our consolidated financial statements, if the PRC government authorities were to find our legal structure and contractual arrangements to be in violation of PRC laws, rules and regulations. If the imposition of any of these government actions causes us to lose our right to direct the activities of any of our material variable interest entity or otherwise separate from it and if we are not able to restructure our ownership structure and operations in a satisfactory manner, we would no longer be able to consolidate the financial results of our variable interest entity in our consolidated financial statements. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law.

The MOFCOM, published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the major existing laws and regulations governing foreign investment in China While the MOFCOM solicited comments on this draft earlier this year, substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The draft Foreign Investment Law, if enacted as proposed, may materially impact the entire legal framework regulating foreign investments in China.

Among other things, the draft Foreign Investment Law purports to introduce the principle of “actual control” in determining whether a company is considered a foreign invested enterprise, or an FIE. The draft Foreign Investment Law specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs, whereas an entity organized in a foreign jurisdiction, but cleared by the MOFCOM as “controlled” by PRC entities and/or citizens, would nonetheless be treated as a PRC domestic entity for investment in the “restriction category” on the “negative list.” In this connection, “control” is broadly defined in the draft law to cover any of the following summarized categories:

•	holding 50% or more of the voting rights or similar equity interest of the subject entity;

•	holding less than 50% of the voting rights or similar equity interest of the subject entity but having the power to directly or indirectly appoint or otherwise secure at least 50% of the seats on the board or other equivalent decision making bodies, or having the voting power to materially influence the board, the shareholders’ meeting or other equivalent decision making bodies; or

•	having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity’s operations, financial, staffing and technology matters.

Once an entity is determined to be an FIE, and its investment amount exceeds certain thresholds or its business operation falls within a “negative list” purported to be separately issued by the State Council in the future, market entry clearance by the MOFCOM or its local counterparts would be required.

The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies, including us, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the draft Foreign Investment Law, variable interest entities that are controlled via contractual arrangements would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. For any companies with a VIE structure in an industry category that is in the “restriction category” on the “negative list,” the existing VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC state owned enterprises or agencies, or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

Based on the definition of “control” in the draft Foreign Investment Law as currently proposed, we believe that there are strong basis for a determination that we and our variable interest entity is ultimately controlled by PRC citizens for the following reasons:

•	Benefactum Alliance effectively takes full control of Sino Fortune and the shareholders of Benefactum Alliance own 337,500,000 shares of our common stock;

•	One of the shareholders of Benefactum Alliance is a PRC citizen or national. The remaining shareholders of Benefactum Alliance are Seychelles companies, however, their shareholders are also PRC citizens or nationals;

•	Because Benefactum Alliance indirectly controls Benefactum Shenzhen which, in turn, via a series of contractual arrangements, has the right to appoint the Chairman and directors of Benefactum Beijing, Benefactum Alliance effectively controls the board and all management decisions of Benefactum Beijing. Effectively, Benefactum Alliance also has the power to exert decisive influence over its operations, financial, staffing and technology matters.

However, there are significant uncertainties as to how the control status of our company, our variable interest entity and our equity investees with a VIE structure would be determined under the enacted version of the Foreign Investment Law. In addition, it is uncertain whether any of the businesses that we currently operate or plan to operate in the future through our consolidated entities and the businesses operated by our equity investees with a VIE structure would be on the to-be-issued “negative list” and therefore be subject to any foreign investment restrictions or prohibitions. We also face uncertainties as to whether the enacted version of the Foreign Investment Law and the final “negative list” would mandate further actions, such as MOFCOM market entry clearance, to be completed by companies with existing VIE structure and whether such clearance can be timely obtained, or at all. If we or our equity investees with a VIE structure were not considered as ultimately controlled by PRC domestic investors under the enacted version of the Foreign Investment Law, further actions required to be taken by us or such equity investees under the enacted Foreign Investment Law may materially and adversely affect our business and financial condition.

In addition, our corporate governance practice may be materially impacted and our compliance costs could increase if we were not considered as ultimately controlled by PRC domestic investors under the enacted version of the Foreign Investment Law. For instance, the draft Foreign Investment Law as proposed purports to impose stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from investment implementation report and investment amendment report that would be required for each investment and alteration of investment specifics, a prospectus would be mandatory, and large foreign investors meeting certain criteria would be required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations could potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible could be subject to criminal liabilities.

Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

We rely on contractual arrangements with our variable interest entity to operate our electronic platform in China and other businesses in which foreign investment is restricted or prohibited. For a description of these contractual arrangements, see “History and Corporate Structure — Contractual Arrangements with Benefactum Beijing.” These contractual arrangements may not be as effective as direct ownership in providing us with control over our variable interest entity.

If we had direct ownership of the variable interest entity, we would be able to exercise our rights as an equity holder directly to effect changes in the boards of directors of the entity, which could effect changes at the management and operational level. Under our contractual arrangements, we would be able to change the members of the boards of directors of the entity only by exclusively exercising the equity holders’ voting rights and would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations in the contractual arrangements in order to exercise our control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of our company or may not perform their obligations under these contracts. For example, our variable interest entity and its equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using our domain names and trademarks which the relevant variable interest entity has exclusive rights to use, in an acceptable manner or taking other actions that are detrimental to our interests. Pursuant to the option, we may replace the equity holders of the variable interest entity at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or the replacement of the equity holders remains unresolved, we will have to enforce our rights under the contractual arrangements through the operations of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. See “Any failure by our variable interest entity or its equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.” Consequently, the contractual arrangements may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership.

Any failure by our variable interest entity or its equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.

If our variable interest entity or its equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into an option agreement in relation to our variable interest entity, which provides that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity or, in some cases, its assets, to the extent permitted by applicable PRC laws, rules and regulations, the exercise of the option is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into an equity interest pledge agreement with respect to the variable interest entity to secure certain obligations of such variable interest entity or its equity holders to us under the contractual arrangements. However, the enforcement of such agreement through arbitral or judicial agencies may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. Moreover, our remedies under the equity pledge agreement are primarily intended to help us collect debts owed to us by the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

In addition, although the terms of the contractual arrangements provide that they will be binding on the successors of the variable interest entity equity holders, as those successors are not a party to the agreements, it is uncertain whether the successors in case of the death, bankruptcy or divorce of a variable interest entity equity holder will be subject to or will be willing to honor the obligations of such variable interest entity equity holder under the contractual arrangements. If the relevant variable interest entity or its equity holder (or its successor), as applicable, fails to transfer the shares of the variable interest entity according to the relevant call option agreement or equity pledge agreement, we would need to enforce our rights under the call option agreement or equity pledge agreement, which may be costly and time-consuming and may not be successful.

The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over the variable interest entities, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

We may lose the ability to use, or otherwise benefit from, the licenses, approvals and assets held by our variable interest entity, which could severely disrupt our business, render us unable to conduct some or all of our business operations and constrain our growth.

Our variable interest entity, Benefactum Beijing, holds licenses and approvals and assets that are necessary for our business operations, to which foreign investments are typically restricted or prohibited under applicable PRC law. The contractual arrangements contain terms that specifically obligate variable interest entity equity holders to ensure the valid existence of the variable interest entities and restrict the disposal of material assets of the variable interest entities. However, in the event the variable interest entity equity holders breach the terms of these contractual arrangements and voluntarily liquidate our variable interest entity or our variable interest entity declares bankruptcy and all or part of its assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to conduct some or all of our business operations or otherwise benefit from the assets held by the variable interest entity, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our variable interest entity undergoes a voluntary or involuntary liquidation proceeding, its equity holders or unrelated third-party creditors may claim rights to some or all of the assets of such variable interest entity, thereby hindering our ability to operate our business as well as constrain our growth.

The equity holders, directors and executive officers of our variable interest entity, as well as our employees who execute other strategic initiatives may have potential conflicts of interest with our company.

PRC laws provide that a director and an executive officer owe a fiduciary duty to the company he or she directs or manages. The directors and executive officers of the variable interest entity, Bodang Liu and Wei Zheng, must act in good faith and in the best interests of the variable interest entity and must not use their respective positions for personal gain. On the other hand, as a director of our company, Mr. Liu has a duty of care and loyalty to our company and to our shareholders as a whole under Nevada law. We control our variable interest entity through contractual arrangements and the business and operations of our variable interest entity are closely integrated with the business and operations of our subsidiaries. Nonetheless, conflicts of interests for these individuals may arise due to dual roles both as directors and executive officers of the variable interest entity and as directors or employees of our company.

We cannot assure you that these individuals will always act in the best interests of our company should any conflicts of interest arise, or that any conflicts of interest will always be resolved in our favor. We also cannot assure you that these individuals will ensure that the variable interest entity will not breach the existing contractual arrangements. If we cannot resolve any such conflicts of interest or any related disputes, we would have to rely on legal proceedings to resolve these disputes and/or take enforcement action under the contractual arrangements. There is substantial uncertainty as to the outcome of any such legal proceedings. See “Any failure by our variable interest entity or its equity holders to perform their obligations under the contractual arrangements would have a material and adverse effect on our business, financial condition and results of operations.”

The contractual arrangements with our variable interest entity may be subject to scrutiny by the PRC tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore substantially reduce our consolidated net income and the value of your investment.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries or the variable interest entity or their equity holders owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our variable interest entity, may be subject to audit or challenge by the PRC tax authorities. If the PRC tax authorities determine that any contractual arrangements were not entered into on an arm’s length basis and therefore constitute a favorable transfer pricing, the PRC tax liabilities of the relevant subsidiaries and/or variable interest entity and/or variable interest entity equity holders could be increased, which could increase our overall tax liabilities. In addition, the PRC tax authorities may impose late payment interest. Our net income may be materially reduced if our tax liabilities increase.

Risks Related to Doing Business in the People’s Republic of China

Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

All of our operations are conducted in the PRC and all of our revenue is sourced from the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the PRC.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

Most of our operations are conducted in the PRC, and are governed by PRC laws, rules and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degree of interpretation by PRC regulatory agencies and courts. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the non-precedential nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

We may be required to obtain a value-added telecommunication business certificate and be subject to foreign investment restrictions.

PRC regulations impose sanctions for engaging in Internet information services of a commercial nature without having obtained an Internet content provider, or ICP, certificate. PRC regulations also impose sanctions for engaging in the operation of online data processing and transaction processing without having obtained an online data processing and transaction processing, or ODPTP, certificate (ICP and ODPTP are both sub-sets of value-added telecommunication business certificates). These sanctions include corrective orders and warnings from the PRC communication administration authority, fines and confiscation of illegal gains and, in the case of significant infringements, the websites may be ordered to cease operation. Nevertheless, the PRC regulatory authorities’ enforcement of such regulations in the context of marketplace lending platforms remains unclear. The Interim Measures provide that online lending information intermediaries must apply for value-added telecommunications business licenses in accordance with the relevant provisions of telecommunications authorities after filing with a local financial regulator. However, PRC regulatory authorities to date have not explicitly stipulated whether the operator of a marketplace lending platform (including in the form of a website or mobile Internet application) is engaging in Internet information services requiring an ICP certificate or an ODPTP certificate. If we could not obtain such value-added telecommunication certificates pursuant to the relevant regulations, we may not be able to conduct online lending intermediaries’ services, but it is unclear whether online lending intermediaries would be deemed to be engaged in a commercial information provider business or online data processing and transaction processing business or whether an ICP certificate or an ODPTP certificate is required. To the extent that the PRC regulatory authorities require such value-added telecommunication certificate to be obtained or set forth rules that impose additional requirements, and we do not obtain such certificate, we may be subject to the sanctions described above. We plan to apply for filing immediately after the filing procedures are clarified by the relevant authorities, and apply for the corresponding value-added telecommunication business certificates after completing the filing, provided that the relevant telecommunication authority clarify which sub-set of telecommunication business certificates need to be obtained by market lending platforms and how to apply for such certificate.

If we are unable to obtain the telecommunication business certificate in a timely fashion, our business may be materially and adversely affected.

PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

Under the PRC Anti-Monopoly Law, companies undertaking acquisitions relating to businesses in China must notify MOFCOM, in advance of any transaction where the parties’ revenues in the China market exceed certain thresholds and the buyer would obtain control of, or decisive influence over, the target. In addition, on August 8, 2006, six PRC regulatory agencies, including the MOFCOM, the State-Owned Assets Supervision and Administration Commission, the State Administration of Taxation, the SAIC, the China Securities Regulatory Commission, or the CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, which came into effect on September 8, 2006 and was amended on June 22, 2009. Under the M&A Rules, the approval of MOFCOM must be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire domestic companies affiliated with such PRC enterprises or residents. Applicable PRC laws, rules and regulations also require certain merger and acquisition transactions to be subject to security review. Our proposed acquisition of control of, or decisive influence over, any company with revenues within China of more than RMB400 million in the year prior to any proposed acquisition would be subject to MOFCOM merger control review. Certain transactions we may undertake could be subject to MOFCOM merger review. Complying with the requirements of the relevant regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from MOFCOM, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. In addition, MOFCOM has not accepted antitrust filings for any transaction involving parties that adopt a variable interest entity structure. If MOFCOM’s practice remains unchanged, our ability to carry out our investment and acquisition strategy may be materially and adversely affected and there may be significant uncertainty as to whether transactions that we may undertake would subject us to fines or other administrative penalties and negative publicity and whether we will be able to complete large acquisitions in the future in a timely manner or at all.

We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.

Under the PRC Enterprise Income Tax Law and its implementing rules, both of which came into effect on January 1, 2008, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. Currently, we generate no revenues offshore. However, if we generate revenues offshores in the future and if we were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

Restrictions on currency exchange may limit our ability to utilize our revenue effectively.

Presently all of our revenue is denominated in RMB. The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC subsidiary, which is a wholly-foreign owned enterprise, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our common stock, or pay principal and interest in foreign currencies to the holders of the notes. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the variable interest entities.

Fluctuations in exchange rates could result in foreign currency exchange losses and could materially reduce the value of your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed its policy of pegging the value of the RMB to the U.S. dollar. Following the removal of the U.S. dollar peg, the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. Since June 2010, the PRC government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. In April 2012, the PRC government announced that it would allow more RMB exchange rate fluctuation. On August 11, 2015, the PRC government set the central parity rate for the RMB nearly 2% lower than that of the previous day and announced that it will begin taking into account previous day’s trading in setting the central parity rate. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. Substantially all of our revenues and costs are denominated in RMB, and a significant portion of our financial assets and debt are also denominated in RMB. We are a holding company and we rely on dividends paid by our operating subsidiaries in China for our cash needs. Any significant revaluation of the RMB may materially and adversely affect our liquidity and cash flows. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert our RMB into U.S. dollars for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount we would receive.

We may be adversely affected by the complexity, uncertainties and changes in PRC regulation of internet-related businesses and companies, and any lack of requisite approvals, licenses or permits applicable to our business may have a material adverse effect on our business and results of operations.

The PRC government extensively regulates the internet industry, including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the internet industry. These internet-related laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainties. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be in violation of applicable laws and regulations.

We only have contractual control over our website. We do not directly own the website due to the restriction of foreign investment in businesses providing value-added telecommunication services in China, including internet information provision services. This may significantly disrupt our business, subject us to sanctions, compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The evolving PRC regulatory system for the internet industry may lead to the establishment of new regulatory agencies. For example, in May 2011, the State Council announced the establishment of a new department, the State Internet Information Office (with the involvement of the State Council Information Office, the MITT, and the Ministry of Public Security). The primary role of this new agency is to facilitate the policy-making and legislative development in this field, to direct and coordinate with the relevant departments in connection with online content administration and to deal with cross-ministry regulatory matters in relation to the internet industry.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies relating to the internet industry have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, internet businesses in China, including our business. We cannot assure you that we have obtained all the permits or licenses required for conducting our business in China or will be able to maintain our existing licenses or obtain new ones. If the PRC government considers that we were operating without the proper approvals, licenses or permits or promulgates new laws and regulations that require additional approvals or licenses or imposes additional restrictions on the operation of any part of our business, it has the power, among other things, to levy fines, confiscate our income, revoke our business licenses, and require us to discontinue our relevant business or impose restrictions on the affected portion of our business. Any of these actions by the PRC government may have a material adverse effect on our business and results of operations.

We rely on dividends and other distributions on equity paid by our PRC subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we rely on dividends and other distributions on equity paid by our PRC subsidiary for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require Benefactum Shenzhen to adjust its taxable income under the contractual arrangements it currently has in place with our consolidated variable interest entity in a manner that would materially and adversely affect its ability to pay dividends and other distributions to us. See “—Risks Related to Our Corporate Structure—Contractual arrangements in relation to our consolidated variable interest entity may be subject to scrutiny by the PRC tax authorities and they may determine that we or our PRC consolidated variable interest entity owe additional taxes, which could negatively affect our financial condition and the value of your investment.”

Under PRC laws and regulations, our PRC subsidiary, as a wholly foreign-owned enterprise in China, may pay dividends only out of their respective accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds, until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business. See also “—If we are classified as a PRC resident enterprise for PRC income tax purposes, such classification could result in unfavorable tax consequences to us and our non-PRC shareholders or common stock holders.”

Governmental control of currency conversion may limit our ability to utilize our net revenues effectively and affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our net revenues in RMB. Under our current corporate structure, our company in the United States relies on dividend payments from our PRC subsidiary to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. Therefore, our PRC subsidiary is able to pay dividends in foreign currencies to us without prior approval from SAFE, subject to the condition that the remittance of such dividends outside of the PRC complies with certain procedures under PRC foreign exchange regulation, such as the overseas investment registrations by the beneficial owners of our company who are PRC residents. But approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our common stock.

Failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

We are required under PRC laws and regulations to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of our employees up to a maximum amount specified by the local government from time to time at locations where we operate our businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. Although we have made contributions to some employee benefit plans, such as social security plans, we may have not made adequate employee benefit payments required by PRC regulations. We may be required to make up the contributions for these plans as well as pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time consuming and complex, including requirements in some instances that the MOC be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise. Moreover, the Anti-Monopoly Law requires that the MOC shall be notified in advance of any concentration of undertaking if certain thresholds are triggered. In addition, the security review rules issued by the MOC that became effective in September 2011 specify that mergers and acquisitions by foreign investors that raise “national defense and security” concerns and mergers and acquisitions through which foreign investors may acquire de facto control over domestic enterprises that raise “national security” concerns are subject to strict review by the MOC, and the rules prohibit any activities attempting to bypass a security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from the MOC or its local counterparts may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

PRC regulations relating to offshore investment activities by PRC residents may limit our PRC subsidiary’ ability to increase their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC law.

SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, in July 2014 that requires PRC residents or entities to register with SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing. In addition, such PRC residents or entities must update their SAFE registrations when the offshore special purpose vehicle undergoes material events relating to any change of basic information (including change of such PRC citizens or residents, name and operation term), increases or decreases in investment amount, transfers or exchanges of shares, or mergers or divisions. SAFE Circular 37 is issued to replace the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents Engaging in Financing and Roundtrip Investments via Overseas Special Purpose Vehicles, or SAFE Circular 75. SAFE promulgated the Notice on Further Simplifying and Improving the Administration of the Foreign Exchange Concerning Direct Investment in February 2015, which took effect on June 1, 2015. This notice has amended SAFE Circular 37 requiring PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

If our shareholders who are PRC residents or entities do not complete their registration as required, our PRC subsidiary may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to us, and we may be restricted in our ability to contribute additional capital to our PRC subsidiary. Moreover, failure to comply with the SAFE registration described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

However, we may not be informed of the identities of all the PRC residents or entities holding direct or indirect interest in our company, nor can we compel our beneficial owners to comply with SAFE registration requirements. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents or entities have complied with, and will in the future make or obtain any applicable registrations or approvals required by, SAFE regulations. Failure by such shareholders or beneficial owners to comply with SAFE regulations, or failure by us to amend the foreign exchange registrations of our PRC subsidiary, could subject us to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our PRC subsidiary’ ability to make distributions or pay dividends to us or affect our ownership structure, which could adversely affect our business and prospects.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. We may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

PRC regulations regarding peer-to-peer lending impose significant regulatory restrictions on business scope, lending amount, and registration requirements, which may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth. In addition, the implementing regulations have yet to be announced and there is substantial uncertainty over it. The costs and burden of compliance with such regulations may be sufficiently inhibitory to negatively affect our profitability and growth.

Under the Interim Measures, peer-to-peer platforms will not be able to accept deposits from the public, nor create asset pools, or provide any form of guarantee for lenders. In addition, according to the Interim Measures, an individual may borrow a maximum of RMB 200,000 from a single peer-to-peer platform and a maximum of RMB 1 million from all peer-to-peer platforms. A company can borrow no more than RMB 1 million from a single peer-to-peer platform, and no more than RMB 5 million from all peer-to-peer platforms. The Interim Measures require a peer-to-peer lending platform to register with the local financial supervisory department, and to apply for related licenses for providing telecommunication services.

Based on the review of Beijing Finance Bureau, we are required to rectify our incompliance with certain requirements of the Interim Measures, including that a majority of the loans facilitated through our platform have exceeded the maxim amounts allowed under the Interim Measures. In order to meet the requirements of the Interim Measures as well as other applicable rules and regulations, the Company has taken a series of measures, including: (i) execution of a fund depository agreement with Jiangxi Bank as custodian of investor funds, (ii) strict qualification review of borrowers, investors and financing projects, (ii) strengthening protection of lenders and borrowers; (iii) full information disclosure; (iv) expanding and restructuring loan product offerings and (v) adjustment of loan balances. However, if we fail to comply with the requirements within the transition period, we may not be able to obtain the value-added telecommunication business licenses to continue to operate our current business.

Although the Interim Measures took effect immediately on August 17, 2016, peer-to-peer platforms are given a year to adjust their practices to comply with them. We have been advised by our Chinese counsel that regulations and rules regarding registration as an online lending intermediary information agency, apart from the value-added telecommunication business licenses, remain unclear at this moment. There is significant uncertainty as to whether practices that we may undertake would subject us to fines or other administrative penalties.

The future development and implementation of anti-money laundering laws in China may increase our obligation to supervise and report transactions with our customers, thereby increasing our compliance efforts and costs and exposing us to criminal measures or administrative sanctions for non-compliance.

The Interim Measures provide that an internet lending intermediary information agency is obligated to “fulfill its anti-money laundering and anti-terrorist financing obligations according to relevant laws, such as examining client identification, reporting suspicious transactions and maintaining client identity documents and transaction records”. PRC laws and regulations relating to anti-money laundering have evolved significantly in recent years and may continue to develop. In the future, we may be required to supervise and report transactions with our customers for anti-money laundering or other purposes, which may increase our compliance efforts and costs and may expose us to potential criminal measures or administrative sanctions if we fail to establish and implement the required procedures or otherwise fail to comply with the relevant laws and regulations.

Increases in labor costs in the PRC may adversely affect our business and results of operations.

The economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, work-related injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. The relevant government agencies may examine whether an employer has made adequate payments to the statutory employee benefits, and those employers who fail to make adequate payments may be subject to late payment fees, fines and/or other penalties. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increased labor costs to our users by increasing the fees of our services, our financial condition and results of operations may be adversely affected.

Risks Relating to Investment in Our Securities

An active public market for our common stock may not develop or be sustained, which would adversely affect the ability of our investors to sell their securities in the public market.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Holders of a significant number of our shares and/or their designees may be eligible to sell our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have three offices in Beijing, Shanghai and Shandong Province.

In Beijing, we lease approximately 1,839 square feet of office space at Room 1105 and 1106 on the 10th Floor of #1 Building at 6 Danleng Street, Beijing. The lease started on March 29, 2016 and expires on March 28, 2018. This lease provides for a monthly rent of RMB 59,513(approximately $8,660), a semi-annual property maintenance fee of RMB 24,607 (approximately $3,581) and a yearly heating fee of RMB 16,063 (approximately $2,337).

In Shandong, we lease approximately 7,153 square feet of office space on the 19th Floor of Ya Mai International Center, 7 Hong Kong Road, Southern District, Qingdao City, Shandong Province. The lease started on July 1 2016 and expires on June 30, 2019. This lease provides for a yearly rent of RMB1,100,000 (approximately $160,061).

We have three separate office spaces in Shanghai:

•	We lease approximately 6,670 square feet of office space at Room 2401, 2402 and 2403 on 2299 Yan’an West Road, Shanghai. The lease started on October 30, 2015 and expires on November 29, 2017. This lease provides for a rent-free period from October 30, 2015 to November 29, 2015, a monthly rent of RMB 94,664 (approximately $13,775) from November 30, 2015 to November 29, 2016, and then a monthly rent of RMB 99,019 (approximately $14,408) from November 30, 2016 to November 29, 2017. The monthly property management fee from October 30, 2015 to November 29, 2017 is RMB 19,296 (approximately $2,808).

•	We lease approximately 2,071 square feet of office space at Room 2404 on 2299 Yan’an West Road, Shanghai. The lease started on November 17, 2015 and expires on November 29, 2017. This lease provides for a rent-free period from November 17, 2015 to December 16, 2015, a monthly rent of RMB 29,261 (approximately $4,258) from December 17, 2015 to December 16, 2016, and then a monthly rent of RMB 30,607 (approximately $4,454) from December 17, 2016 to November 29, 2017. The monthly property management fee from November 17, 2015 to November 29, 2017 is RMB 5,964 (approximately $868).

•	We lease approximately 2,560 square feet of office space at Room 2412 on 2299 Yan’an West Road, Shanghai. The lease started on March 17, 2016 and expires on November 29, 2017. This lease provides for a rent-free period from March 17, 2016 to April 15, 2016, a monthly rent of RMB 36,169.98 (approximately $5,263) from April 16, 2016 to March 16, 2017, and then a monthly rent of RMB 37,834 (approximately $5,505) from March 17, 2017 to November 29, 2017. The monthly property management fee from March 17, 2016 to November 29, 2017 is RMB 7,373 (approximately $1,073).

Item 3.	Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 8, 2016, we amended our name from Tapioca Corp. to Sino Fortune Holding Corporation and our symbol was changed to “SFHD”. Our common stock trades on the OTCQB tier of the OTC Markets Group inter-dealer quotation and trading system. The quotation of our common stock on the OTCQB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market:

1.	Investors may have difficulty buying and selling or obtaining market quotation;

2.	Market visibility for our common stock may be limited; and

3.	A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

For the past two years, there have been no trading activities in our common stock.

Our shares of common stock are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, Tel: 813-344-4490 is the registrar and transfer agent of our common stock.

Holders of Our Common Stock

As of April 12, 2017, we had 227 shareholders of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. We will rely on dividends from our China operation entity for our funds and Chinese regulations may limit the amount of funds distributed to us from our China operation entity, which will affect our ability to declare any dividends.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plan.

Repurchase of Equity Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes to those statements included in this filing. In addition to historical financial information, this discussion may contain forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

We are a holding company that, through our wholly-owned subsidiaries, Benefactum Alliance, Benefactum Sino and Benefactum Shenzhen and our contractually controlled and managed company, Benefactum Beijing, operate an electronic online financial platform, www.hyjf.com, which is designed to match investors with SME and individual borrowers in China. We believe our services provide an effective financial credit facility solution to under-served SME and individual borrowers. In addition, our online financial platform provides investors with attractive returns ranging from 6.5%-14% based on the amount and term of different investment. Investors have the option to individually select specific loans to invest in. We also set aside risk reserve fund with the aim of limiting losses to investors from borrower defaults. In addition, we provide investors with access to a liquid secondary market, giving them an opportunity to exit their investments before the underlying loans become due.

Due to PRC legal restrictions on foreign ownership and investment in, among other areas, value-added telecommunications services, which include internet content providers, or ICPs, we, similar to all other entities with foreign-incorporated holding company structures operating in our industry in China, have to operate our internet businesses and other businesses in which foreign investment is restricted or prohibited in the PRC through wholly foreign-owned enterprises, majority-owned entities and variable interest entities. Accordingly, we operate our online financial platform in China through Benefactum Beijing, which was founded in September 2013.

Service Fee

We charge a service fee from borrowers for each effected loan through our platform, which is accounted for as revenue, and immediately deducted from the proceeds to the borrowers when a loan is initiated. The service fee is 1.5%-3.0% of the total amount of each loan, depending on the duration of the loan. Additionally, we charge creditors a service fee based on a similar rate of the proceeds of sale of creditors’ rights from the sale of such rights on our online platform.

Management Fee

We also charge borrowers a monthly management fee of 0.3% of the loan amount on all active accounts (i.e. accounts with outstanding loans), which is paid to us when the loans are repaid on maturity.

Important Factors Affecting Our Results of Operations

Major factors affecting our results of operations include the following:

•	Economic Conditions in China

The demand for online financing marketplace services from borrowers and investors is dependent upon overall economic conditions in China. General economic factors, including the interest rate environment and unemployment rates, may affect borrowers’ willingness to seek loans and investors’ ability and desire to invest in loans. For example, significant increases in interest rates could cause potential borrowers to defer obtaining loans as they wait for interest rates to become stable or decrease. Additionally, a slowdown in the economy, such as a rise in the unemployment rate and a decrease in real income, may affect individuals’ level of disposable income. This may negatively affect borrowers’ repayment capability, which in turn may decrease their willingness to seek loans or potentially cause an increase in default rates. If actual or expected default rates increase generally in China or the online financing market, investors may delay or reduce their investments in loan products in general, including on our marketplace.

•	Ability to Acquire Borrowers and Investors Effectively

Our ability to increase the loan volume facilitated through our marketplace largely depends on our ability to attract potential borrowers and investors through sales and marketing efforts. Our sales and marketing efforts include those related to borrower and investor acquisition and retention, and general marketing. We intend to continue to dedicate significant resources to our sales and marketing efforts and constantly seek to improve the effectiveness of these efforts, in particular with regard to borrower and investor acquisition.

We acquire borrowers and investors primarily through our own platform and referrals from third party guarantors. The general public may get access to our platform and submit a borrower profile online. We also acquire borrowers through referrals from financial institutions we partner with. As of December 31, 2016, we have entered into cooperation agreements with six pawn shops in Shandong, Jilin, Inner Mongolia, Hubei provinces, three guarantor institutions, one micro credit company, one asset management company and one financial leasing company. Additionally, pursuant to our agreement with Nami, Nami will refer potential investors to us for a service fee based on the amount of loans taken by referred investors.

•	Effectiveness of Risk Management

We manage credit risk on behalf of the investors primarily in the following ways:

•	Our ability to effectively segment borrowers into appropriate risk profiles affects our ability to offer attractive pricing to borrowers as well as our ability to offer investors attractive returns, both of which directly relate to the level of user confidence in our marketplace.

•	We evaluate the borrower’s repayment ability via our pre-transaction credit assessment and fraud detection using our big data credit assessment system. Potential borrowers who do not meet our credit assessment grade are denied;

•	We offer a risk reserve fund which is 2-5% of the credit extended to the borrowers;

•	Each loan transaction facilitated on our platform is guaranteed by a third party guarantor who is jointly and severally liable for the loan and/or secured by collateral provided by borrowers;

•	Additionally, our risk control department monitors the borrowers’ financial activities and condition post funding. In the event of any material development resulting in a negative turn in a borrower’s financial standing and potential ability to repay its loan, our management will determine the proper action to take to avert or minimize the risk of non-payment.

•	Ability to Innovate

Our growth to date has in part depended on, and our future success will depend on, successfully meeting borrower and investor demand with new and innovative loan and investment products. We have made and intend to continue to make efforts to develop loan and investment products for borrowers and investors. We regularly evaluate the popularity of our existing product offerings and develop new products and services that cater to the ever evolving needs of our borrowers and investors. Over time we will continue to expand our offerings by introducing new products. From the borrower perspective, we will continue to develop tailored credit products to meet the specific needs of our target borrowers. We plan to expand our ability to implement risk-based pricing by developing more pricing grades to optimize loans based on individual credit criteria, enabling us to facilitate customized loans tailored to individual borrowers’ specific credit profiles.

•	Regulatory Environment in China

The regulatory environment for the peer-to-peer lending service industry in China is developing and evolving, creating both challenges and opportunities that could affect our financial performance. Due to the relatively short history of the peer-to-peer lending service industry in China, although PRC governmental officials from a number of agencies and departments have recently expressed support for the development of the peer-to-peer lending service industry in China, and expressed the need for strengthening the regulation and supervision of the industry, the PRC government is still in the process of building a regulatory framework governing our industry although PRC governmental officials from a number of agencies and departments have recently expressed the need for strengthening the regulation and supervision of the industry and protection of investors.

We will continue to make efforts to ensure that we are compliant with the existing laws, regulations and governmental policies relating to our industry and to comply with new laws and regulations or changes under existing laws and regulations that may arise in the future. While new laws and regulations or changes to existing laws and regulations could make loans more difficult to be accepted by investors or borrowers on terms favorable to us, or at all, these events could also provide new product and market opportunities. For more details, please see “Regulations - Regulations on Value-Added Telecommunication Services” and “Regulations on Peer-to-Peer Lending Service Provider”).

Results of Operations

The following table sets forth a breakdown of revenue for the periods indicated, both in dollar amount and as a percentage of total revenues. The information should be read together with our consolidated financial statements and related notes included elsewhere in this report.

For the Years Ended December 31, 2016 and 2015

	For the Year Ended December 31,
	2016		2015
	Amount	% of Total	Amount	% of Total
Service Fee	$17,488,391	71%	$9,184,765	77%
Management Fee	7,190,858	29%	2,781,521	23%
Total	$24,679,249	100%	$11,966,286	100%

Revenue

Our revenue consists of service fee and management fee we charge the borrowers on the loans facilitated through our platform. The online Peer-to-Peer lending platform industry has experienced rapid growth in China in recent years. Our revenue increased 106% from approximately $11.97 million for the year ended December 31, 2015 to approximately $24.68 million for the year ended December 31, 2016, primarily due to the substantial increase in the volume of loans facilitated through our platform, which increased from approximately RMB 3.33 billion (approximately $484.4 million) in 2015 to approximately RMB 5.68 billion (approximately $825.8 million) in 2016, a 70.5% increase. Service fee and management fee accounted for 71% and 29% of our revenue in 2016, respectively, as compared to 77% and 23% in 2015. The mix in revenue streams remained relatively constant year over year and we do not anticipate significant changes.

Operating Expenses

Our total operating expenses increased 71% from approximately $11.77 million in2015 to approximately $20.08 million in2016, primarily attributable to the increase in sales and marketing expenses, which increased 98% from the same period last year.

The following table sets forth the main components of our operating expenses for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016		2015
	Amount	% of Total	Amount	% of Total
Sales & Marketing Expenses	$15,665,966	78%	$7,896,390	67.1%
General & Administrative Expenses	3,555,052	18%	3,665,572	31.1%
Business & related taxes	175,854	0.9%	78,038	0.7%
Depreciation	678,992	3.4%	128,400	1.1%
Total Operating Expenses	$20,075,864	100%	$11,768,400	100%

Our sales and marketing expenses increased by 98% from approximately $7.9 million in 2015 to approximately $15.67 million in2016. The increase was primarily due to the increase in expenses associated with sales efforts and higher volume of loans facilitated through our platform. Our general and administrative expenses decreased slightly by 3% from approximately $3.67 million in 2015 to approximately $3.56 million in 2016, primarily due to the layoff of more than 1,000 off-line sales related personnel in April 2016 to comply with new industry regulatory measures. Business and related taxes are levied on value-added tax which is charged on revenue. Such tax expenses increased significantly in 2016 due to the large increase in our revenue as compared to the same period last year. We leased three office spaces in Shanghai in October and November 2015 and in March 2016 as our headquarters and main offices. Depreciation expense increased primarily because of amortization of these leasehold improvements during 2016.

Net Income

For the twelve months ended December 31, 2016, we recorded net income of approximately $3.57 million, a 14.5% net profit margin, compared to net income of approximately $0.16 million in 2015, the year when we first turned profitable.

Liquidity and Capital Resources

Sources of Liquidity

Cash balances at December 31, 2016 and 2015 were $8,561,695 and $5,712,741, respectively. The cash balance included cash held in private loan risk reserve accounts of $7,297,123 and $5,410,913 as of December 31, 2016 and 2015, respectively.

In 2016, our principal sources of liquidity were cash generated from operating activities and proceeds from the issuance and sale of our shares in private placements.

The following table sets forth a summary of our cash flows for the periods indicated:

Summary of Consolidated Cash Flow Data:	For The Year Ended December 31,
	2016	2015
Net cash provided by operating activities	$4,825,042	$4,989,732
Net cash used in investing activities	(9,163,998)	(687,420)
Net cash provided by financing activities	7,878,670	-
Effect of exchange rate change	(690,760)	(263,370)
Cash and cash equivalents:
Net increase	2,848,954	4,038,942
Balance at beginning of period	5,712,741	1,673,799
Balance at end of period	$8,561,695	$5,712,741

During the year ended December 31, 2016, net cash provided by operating activities totaled $4,825,042. Net cash used in investing activities totaled $9,163,998. Net cash provided by financing activities totaled $7,878,670 during this period. The resulting change in cash for this period was an increase of $2,848,954, which was primarily due to the proceeds of $7,878,670 from the private placement financing closed on October 18, 2016, increases in other payables of $2,570,409 and taxes payable of $799,277, increase in net income of $3,418,872, partially offset by increase in accounts receivable and prepayments of $2,019,451,decrease in accounts payable and accrued liabilities of $805,368, and $566,409 paid for fixed asset acquisition and leasehold improvement.

On November 7 and December 16, 2016, to increase return of the Company’s excess cash in bank, the Company entered into two short-term entrusted financial management contracts with Wenye. The contracts provide that the Company will entrust RMB 50 million (or $7,199,662) and RMB 7 million (or $1,007,953), respectively, to Wenye to make investments in principal guaranteed short-term wealth products for the Company. The term of both contracts is six months and can be automatically extended for six months with both parties’ consent. As of December 31, 2016, Wenye, on behalf of the Company, made equity investments in two privately held companies. In connection with the investment, Wenye and its shareholders provided us an irrevocable guaranty on the return of principal and payment of 5% investment return and will be jointly and severally liable for return of our investment principal and accumulated return.

During the year ended December 31, 2015, net cash provided by operating activities totaled $4,989,732, primarily due to the increase in accounts payable and accrued liabilities of $837,646 and increase in other payables of $3,596,787. Net cash used in investing activities totaled $687,420, due to the purchase of property and equipment. No cash was provided by financing activities during this period.

As of December 31, 2016, we had $19,988,814 in total current assets and $9,046,762 in total current liabilities, representing a current ratio of 2.21. As of December 31, 2015, we had $6,788,810 in total current assets and $7,032,396 in total current liabilities, with a current ratio of 0.97.

Operating Leases

The Company leases office space for its headquarters in Shanghai and branches in Beijing and Shandong province, and future minimum lease payments under non-cancellable operating leases with a term of one year or more consist of the following:

Year	Minimum lease payment
2017	$525,062
2018	183,271
2019	79,196
2020	-
2021	-
Thereafter	-

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased. The Company has no cash equivalents as of December 31, 2016 and 2015, respectively.

Investments

Investments other than highly liquid ones are classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date, the nature of the investment and its availability for use in current operations. The Company’s investments are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. When we sell an investment, the cost is based on the specific identification method.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016with early adoption permitted. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Companyis currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15,Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses the following eight specific cash flow issues with the objective of reducing the existing diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; (6) life insurance policies; (7) distributions received from equity method investees; (8) beneficial interests in securitization transactions; and (9) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The guidance is to be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control, which requires that the reporting entity, in determining if satisfying the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period.The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows(Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-23 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 10, 2016, Anton & Chia, LLP (“ANC”) was appointed as the new independent registered public accounting firm for the Company. The decision to appoint ANC was approved by the Company’s Board of Directors. Prior to engaging ANC on June 10, 2016, the Company has not consulted ANC regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with ANC regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Simultaneously with the appointment of ANC, on June 10, 2016, Gillespie & Associates, PLLC (“GA”) was terminated as the independent registered public accounting firm for the Company. The decision to change audit firms from GA to ANC was approved by the Company’s Board of Directors.

The report of GA on the financial statements of the Company as of and for the years ended October 31, 2015 and October 31, 2014 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the Company’s years ended October 31, 2015 and 2014, and through June 10, 2016, there were no disagreements with GA any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to GA’s satisfaction, would have caused GA to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements.

During the Company’s years ended October 31, 2015 and 2014, and through June 10, 2016, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2016, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2016.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of December 31, 2016, are that we did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016, which were identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following tables set forth the respective positions and ages of the directors and executive officer of the Company as of the date of this report. Each director of the Company has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected and has qualified.

Name	Age	Position	Director or Officer Since

Bodang Liu	38	Chief Executive Office, Sole Director and Chairman	September 29, 2016

Wei Zheng	35	Chief Financial Officer	September 29, 2016

Biographical Information

Bodang Liu. Mr. Liu has been the Chairman of the Board of Qingdao Peninsula Harbor Holding Group Co., Ltd since March 2009. He also has been serving as the Executive Director of Benefactum Beijing since September 2013 and as Executive Director and General Manager of Benefactum Shenzhen since April 2016. In addition, he has been serving as Executive Director at Ningsheng Financial Information Service (Shanghai) Ltd. since December 2013.

Mr. Liu took business management courses at Tsinghua University in October 2010. He also attended Cheung Kong Graduate School of Business from August 2011 to December 2011, focusing on executive management studies. In addition, Mr. Liu took courses in financing and secured transaction at Renmin University of China in March 2013 and received a course-completion certificate. To further his studies in management, Mr. Liu took Executive Master of Business Administration courses in international finance at Beijing University of Posts and Telecommunications from July 2016 to August 2016.

Wei Zheng. Ms. Zheng is a senior accounting and financial manager with more than 10 years of progressive experience in finance and operations management. Ms. Zheng was appointed as the Chief Financial Officer of Benefactum Beijing in September 2016. She served as the Finance Manager of CWT Commodities (Shanghai) Co., Ltd from March 2015 to August 2016. In addition, Ms. Zheng worked as the Accounting Manager of Hyundai Heavy Industries (China) Investment Co., Ltd from July 2011 to January 2015. She also served as the Company Consultant to Xieli Management Consulting (Shenzhen) Co., Ltd from June 2010 to July 2011. Ms. Zheng’s professional experience also includes serving as the Chief Accountant of Shanghai Sunway Co., Ltd from April 2008 to June 2010. From February 2005 to April 2008, Ms. Zheng was an accountant at New Chen Yi (Shanghai) Industrial Development Co., Ltd.

Ms. Zheng received her Bachelor degree in Accounting from Harbin University of Commerce in 2005. Ms. Zheng is a member of the Chinese Institute of Certified Public Accountants (CPA).

Term of Office

Our sole director holds his position until the next annual meeting of shareholders and until his successor is elected and qualified by our shareholders, or until earlier death, retirement, resignation or removal.

Director Independence

Our Board has determined that it does not presently have a member that is “independent” as the term is defined under the Exchange Act.

Family Relationships

There are no family relationships between the Company and any of our directors or executive officers.

Legal Proceedings Involving Directors and Executive Officers

During the past ten years no current or incoming director, executive officer, promoter or control person of the Company has been involved in the following:

1.	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;
2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our sole director believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that should be represented on the Board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a chief executive officer, president or similar position at a company.

Presently, Mr. Bodang Liu is the sole director of the Company. Mr. Bodang Liu possesses many of the skills and experience needed for our business. He has years of experience in the financial investment and consulting industry. His knowledge of the industry and familiarity with business management makes him valuable to the Board.

The Board plans to eventually increase its membership to include directors with skills and experience complementary to Mr. Bodang Liu’s background.

Board Committees

Because the Company has had no material business operations and had only one director and executive officer since its inception until recently beginning when the Company appointed Mr. Yang as Secretary and recently with Mr. Liu as Chief Executive Officer, sole director and Chairman and Ms. Zheng as Chief Financial Officer, the Company has not established a standing audit, nominating or compensation committee or committees. As a result, the Company does not have an audit committee financial expert, as that term is defined in the Exchange Act.

Code of Ethics

We currently do not have a Code of Business Conduct and Ethics, but we plan to adopt one that applies to our principal executive officers and principal financial officer, principal accounting officer or controller, or persons performing similar functions and also to other employees in the future.

Section 16 Compliance

As of the date of this report, we are not subject to Section 16(a) of the Exchange Act.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

The Board of Directors will not adopt a procedure for stockholders to send communications to the Board of Directors until it has considered and reviewed the merits of several possible alternative communications procedures. The Company has no policy and does not presently intend to consider director candidates for election to the Board of Directors recommended by security holders, although that policy may be reconsidered in the future.

Item 11.	Executive Compensation.

Summary Compensation Table

The summary compensation table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2015 and 2016. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Slav Serghei, President, Treasurer and	2015	-	-	-	-	-	-	-	-
Secretary (1)	2016	-	-	-	-	-	-	-	-
Jing Xie, Former CEO, CFO and director (2)	2016	-	-	-	-	-	-	-	-
Bodang Liu, CEO and Chairman (3)	2016	24,031	-	-	-	-	-	-	-
Wei Zheng, CFO (4)	2016	9,098	-	-	-	-	-	-	-
Yang Chin Leong, Secretary (5)	2016	-	-	-	-	-	-	-	-

(1) Slav Serghei resigned from all of his positions with the Company effective March 1, 2016.

(2) Jing Xie served as our CEO, CFO and Chairman from March 1, 2016 through September 29, 2016.

(3) Baodang Liu was appointed our CEO and Chairman effective September 29, 2016.

(4) Wei Zheng was appointed our CFO effective September 29, 2016.

(5) Yang Chin Leong served as our Secretary from June 8, 2016 to December 16, 2016.

Employment Agreements

Mr. Liu entered into an employment agreement with the Company on September 29, 2016 to serve as the Company’s Chief Executive Officer for a term of three years. Pursuant to the agreement, Mr. Liu is entitled to an annual salary of $90,000 and annual bonuses as determined by the Board of Directors. He is also eligible to participate in the Company’s equity incentive plan should the Company adopts one. The Company can terminate the agreement for Cause (as such term is defined in the employment agreement) or for death or disability, at any time, without any notice or compensation. The Company may terminate Mr. Liu’s employment without cause, at any time, upon one-month prior written notice. Upon termination without cause and the occurrence of a Change of Control Transaction (as such term is defined in the employment agreement), the Company shall provide the following severance payments and benefits to Mr. Liu: (1) a lump sum cash payment equal to 3 months of his base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of her target annual bonus for the year immediately preceding the termination, if any; (3) payment of premiums for continued health benefits under the Company’s health plans for 3 months fo1lowing the termination, if any; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by Mr. Liu. Additionally, Mr. Liu is entitled to the amount of base salary earned and not paid prior to termination in the event of termination without cause. Mr. Liu may terminate his employment at any time with a one-month prior written notice to the Company, if (1) there is a material reduction in his authority, duties and responsibilities, or (2) there is a material reduction in his annual salary. Upon Mr. Liu’s termination of his employment due to either of the above reasons, the Company shall provide compensation to Mr. Liu equivalent to 3 months of his base salary that he is entitled to immediately prior to such termination. In addition, Mr. Liu may resign prior to the expiration of the agreement if such resignation is approved by the Board of Directors or an alternative arrangement with respect to the employment is agreed to by the Board of Directors.

Ms. Zheng entered into an employment agreement with the Company on September 29, 2016 to serve as the Company’s Chief Financial Officer for a term of three years. Pursuant to the agreement, Ms. Zheng is entitled to an annual salary of $90,000 and annual bonuses as determined by the Board of Directors. She is also eligible to participate in the Company’s equity incentive plan should the Company adopts one. The Company can terminate the agreement for Cause (as such term is defined in the employment agreement) or for death or disability, at any time, without any notice or compensation. The Company may terminate Ms. Zheng’s employment without cause, at any time, upon one-month prior written notice. Upon termination without cause and the occurrence of a Change of Control Transaction (as such term is defined in the employment agreement), the Company shall provide the following severance payments and benefits to Ms. Zhang: (1) a lump sum cash payment equal to 3 months of her base salary as of the date of such termination; (2) a lump sum cash payment equal to a pro-rated amount of her target annual bonus for the year immediately preceding the termination, if any; (3) payment of premiums for continued health benefits under the Company’s health plans for 3 months fo1lowing the termination, if any; and (4) immediate vesting of 100% of the then-unvested portion of any outstanding equity awards held by Ms. Zheng. Additionally, Ms. Zhang is entitled to the amount of base salary earned and not paid prior to termination in the event of termination without cause. Ms. Zhang may terminate her employment at any time with a one-month prior written notice to the Company, if (1) there is a material reduction in her authority, duties and responsibilities, or (2) there is a material reduction in her annual salary. Upon Ms. Zheng’s termination of her employment due to either of the above reasons, the Company shall provide compensation to Ms. Zheng equivalent to 3 months of her base salary that she is entitled to immediately prior to such termination. In addition, Ms. Zheng may resign prior to the expiration of the agreement if such resignation is approved by the Board of Directors or an alternative arrangement with respect to the employment is agreed to by the Board of Directors.

Ms. Zheng have been compensated at the rate of RMB 24,000 per month for her services to the Company and its subsidiaries and affiliated entity. On April 11, 2017, the Company and Ms. Zheng amended the employment agreement to reflect the actual compensation arrangement between the parties.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

As of the date of this report, our directors have received no compensation for their service on the Board of Directors. We plan to implement a compensation program for our independent directors, as and when they are appointed, which we anticipate will include such elements as an annual retainer, meeting attendance fees and stock options. The details of that compensation program will be negotiated with each independent director.

Outstanding Equity Awards at Fiscal Year-End

There were no individual grants or stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2016.

Compensation Committee Interlocks and Insider Participation

Mr. Liu is our Chief Executive Officer and sole director. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our Board of Directors.

Equity Compensation Plan Information

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of April 12, 2017.

Name and Address	Title of Class	Number of Shares Beneficially Owned (1)	Percentage Ownership of Shares of Common Stock
Owner of more than 5% of Class

Bodang Liu	Common Stock	33,675,680	9.31%

Household 1302, Unit 2, No. 35 Zhangzhou First Road, Shinan District, Qingdao, Shandong, China

Avis Genesis Inc. (2)	Common Stock	168,721,415	46.63%

NovaSage Incorporation (Seychelles) Limited, Second Floor, Capital City, Independence Avenue, Victoria, Mahe, Seychelles

Manor Goldie Inc. (3)	Common Stock	135,000,000	37.31%

NovaSage Incorporation (Seychelles) Limited, Second Floor, Capital City, Independence Avenue, Victoria, Mahe, Seychelles

Directors and Officers

Bodang Liu	Common Stock	33,675,680	9.31%
Wei Zheng	Common Stock	-	-

All Officers and Directors (two persons)		33,675,680	9.31%

(1)	In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on the date of this Current Report on Form 8-K, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding as of April 12, 2017 (361,820,246) and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred stock and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Chunhua Li is the sole shareholder of Avis Genesis Inc., a Seychelles company and has sole investment and voting power over the shares owned by Avis Genesis Inc.

(3)	Mengqiu Zhu is the sole shareholder of Manor Goldie Inc., a Seychelles company and has sole investment and voting power over shares owned by Manor Goldie Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by stockholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

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

Other than the transaction described above, there are no material relationships between the Company and its current officers and directors or any of the persons expected to become directors or executive officers of the Company other than the transactions and relationship contemplated in the Share Exchange Agreement and the Amendment.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm Anton & Chia, LLP, during the fiscal years ended December 31, 2015 and 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

75

	2016	2015
Audit Fees	$120,300	70,875
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$120,300	70,875

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2015 and 2016 is compatible with and did not impair their independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-23 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Number	Description

3.1	Certificate of Incorporation of Sino Fortune Holding Corporation(Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 18, 2014)

3.2	Bylaws of Sino Fortune Holding Corporation(Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 18, 2014)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on April 4, 2016 (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on April 8, 2016.)

10.1	Share Exchange Agreement by and among Sino Fortune Holding Corporation, Benefactum Alliance Holdings Company Limited, and the shareholders of Benefactum Alliance Holdings Company Limited dated May 13, 2016. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 13, 2016.)

10.2	Amendment to Share Exchange Agreement by and among Sino Fortune Holding Corporation, Benefactum Alliance Holdings Company Limited, and the shareholders of Benefactum Alliance Holdings Company Limited dated September 14, 2016. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 14, 2016.)

10.3	Share Transfer Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Bodang Liu dated January 9, 2016. (Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.4	Acquisition Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Ningsheng Financial Information Service (Shanghai) Ltd. dated December 5, 2015 (Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.5	Lease Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Guan Ailing dated March 28, 2016. (Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.6	Lease Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Qingdao Ya Mai Real Estate Development Limited Company dated September 30, 2014. (Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.7	Lease Agreement between Ningsheng Financial Information Service (Shanghai) Ltd. and Shanghai World Trade Mall Limited Company dated October 29, 2015 (Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.8	Lease Agreement between Ningsheng Financial Information Service (Shanghai) Ltd. and Shanghai World Trade Mall Limited Company dated October 29, 2015 (Incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.9	Lease Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Shanghai World Trade Mall Limited Company dated on March 15, 2016 (Incorporated by reference to Exhibit 10.9 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.10	Supplemental Agreement to Lease Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Shanghai World Trade Mall Limited Company dated April 29, 2016. (Incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.11	Modification Agreement to the Lease Agreement among Benefactum Alliance Business Consultant (Beijing) Co., Ltd., Ningsheng Financial Information Service (Shanghai) Ltd. and Shanghai World Trade Mall Limited Company dated March 11, 2016 (Incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.12	Employment Agreements between Sino Fortune Holding Corporation and Bodang Liu dated September 29, 2016 (Incorporated by reference to Exhibit 10.12 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.13	Employment Agreements between Sino Fortune Holding Corporation and Wei Zheng dated September 29, 2016 (Incorporated by reference to Exhibit 10.13 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.14	Assets Purchase Agreement with Shanghai Nami Financial Consulting Co., Ltd. dated April 30, 2016 (Incorporated by reference to Exhibit 10.14 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.15	Strategic Cooperation Agreement and Supplementary Agreement with Shanghai Nami Financial Consulting Co., Ltd. dated April 1, 2016 (Incorporated by reference to Exhibit 10.15 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.16	Cooperation Agreement with Shangrao City Yi Lu Tong Limited Company dated May 15, 2016 (Incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.17	Cooperation Agreement Beijing Quan Shi Tian Di Online Internet Information (Beijing Daily Online Network Information) Co., Ltd dated May 10, 2016 (Incorporated by reference to Exhibit 10.17 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.18	Agency Agreement regarding Trademark with Beijing Wei Ben Intellectual Property Management Limited Company dated May 5, 2016 (Incorporated by reference to Exhibit 10.18 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.19	Cooperation Agreement with China Construction Bank Corporation Limited Shanghai Second Branch dated February, 2016 (Incorporated by reference to Exhibit 10.19 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.20	Electronic Stamp Product Contract with China Financial Certification Authority dated August 4, 2014 (Incorporated by reference to Exhibit 10.20 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.21	Cooperation Structure Agreement with Weihai Hui Yin Pawnshop Limited Company dated April 6, 2016 (Incorporated by reference to Exhibit 10.21 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.22	Confidential Agreement with Weihai Hui Yin Pawnshop Limited Company dated April 6, 2016 (Incorporated by reference to Exhibit 10.22 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.23	Cooperation Structure Agreement with Shandong Yin Qiao Guarantee Limited Company dated May 30, 2016 (Incorporated by reference to Exhibit 10.23 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.24	Confidential Agreement with Shandong Yin Qiao Guarantee Limited Company dated May 30, 2016 (Incorporated by reference to Exhibit 10.24 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.25	Advertisement Cooperation Agreement with TouZhiJia Financial Information Service Limited Company dated March 28, 2016 (Incorporated by reference to Exhibit 10.25 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.26	Cooperation Agreement with Qing Dao Zhong Ying Asset Management Limited Company dated February 3, 2016. (Incorporated by reference to Exhibit 10.26 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.27	Confidential Agreement with Qing Dao Zhong Ying Asset Management Limited Company dated February 3, 2016. (Incorporated by reference to Exhibit 10.27 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.28	Supplemental Agreement to the Cooperation Structure Agreement with Inner Mongolia Jinfengyuan Financing Guarantee Co., Ltd. dated February 23, 2016 (Incorporated by reference to Exhibit 10.28 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.29	Cooperation Structure Agreement with Inner Mongolia Jinfengyuan Financing Guarantee Co., Ltd. dated October 30, 2015. (Incorporated by reference to Exhibit 10.29 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.30	Insurance Contract with Sunshine Insurance Group Limited Company dated November 4, 2015. (Incorporated by reference to Exhibit 10.30 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.31	Member Service Agreement with Beijing Allwin Credit Co., Ltd. dated July 3, 2015. (Incorporated by reference to Exhibit 10.31 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.32	Cooperation Agreement with Jilin Longsheng Pawnshop Co., Ltd. dated November 26, 2015 (Incorporated by reference to Exhibit 10.32 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.33	Confidential Agreement with Jilin Longsheng Pawnshop Limited Company dated November 26, 2015 (Incorporated by reference to Exhibit 10.33 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.34	Cooperation Agreement with HaodaiTianxia Information Technology (Beijing) Limited Company dated November 18, 2015 (Incorporated by reference to Exhibit 10.34 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.35	Confidential Agreement with HaodaiTianxia Information Technology (Beijing) Limited Company dated November 18, 2015 (Incorporated by reference to Exhibit 10.35 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.36	Project Cooperation Agreement among Benefactum Beijing, Huang Zhi Ying, Shenzhen Qianhai Da Fei Financial Service Limited Company, Gong Yun Hong, Cao Cheng, Qinhuangdao Rong Tai Guarantee limited Company dated November 16, 2015 (Incorporated by reference to Exhibit 10.36 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.37	Cooperation Agreement with Weifang Run Ze Pawnshop Limited Company dated October 19, 2015(Incorporated by reference to Exhibit 10.37 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.38	Cooperation Agreement with Yantai Hai Zhi Zhou Pawnshop Limited Company dated August 3, 2015 (Incorporated by reference to Exhibit 10.38 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.39	Advertisement Cooperation Agreement with Wang Dai Zhi Jia Limited Company dated July 20, 2016 (Incorporated by reference to Exhibit 10.39 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.40	Cooperation Agreement with Weifang City Zifang District Yin Xin Small Loan Limited Company dated October 30, 2015 (Incorporated by reference to Exhibit 10.40 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.41	Supplemental Agreement to the Cooperation Agreement with Weifang City Zifang District Yin Xin Small Loan Limited Company dated February 23, 2016 (Incorporated by reference to Exhibit 10.41 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.42	Cooperation Agreement with Qingdao Shungeng Pawnshop Limited Company dated October 30, 2015 (Incorporated by reference to Exhibit 10.42 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.43	Cooperation Agreement With Qingdao Miguo Software Technology Limited Company dated December 21, 2015 (Incorporated by reference to Exhibit 10.43 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.44	Hui Fu Tian Xia Escrow Account Service Agreement with Shanghai Hui Fu (ChinaPnR) Data Service Limited Company dated December 31, 2014 (Incorporated by reference to Exhibit 10.44 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.45	Supplemental Agreement to Hui Fu Tian Xia Escrow Account Service Agreement with Shanghai Hui Fu (ChinaPnR) Data Service Limited Company dated December 31, 2014 (Incorporated by reference to Exhibit 10.45 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.46	Supplemental Agreement regarding Fast Recharge Function with Shanghai Hui Fu (ChinaPnR) Data Service Limited Company dated December 31, 2014 (Incorporated by reference to Exhibit 10.46 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.47	Cooperation Agreement with Guo Zhao Financing and Leasing Limited Company dated April 6, 2016 (Incorporated by reference to Exhibit 10.47 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.48	Supplementary Agreement to the Cooperation Agreement with Guo Zhao Financing and Leasing Co., Ltd. dated April 5, 2016 (Incorporated by reference to Exhibit 10.48 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.49	Cooperation Agreement with Qingdao Zhong Yi Pai Mai (Qingdao China Arts Auction) Co., Ltd. dated November 12, 2013 (Incorporated by reference to Exhibit 10.49 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.50	Cooperation Agreement with China Ruidong Sports Technology Limited Company dated March 30, 2016 (Incorporated by reference to Exhibit 10.50 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.51	Confidential Agreement with China Ruidong Sports Technology Limited Company dated March 30, 2016(Incorporated by reference to Exhibit 10.51 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.52	Cooperation Agreement with Hangzhou Wu Yun Internet Technology Limited Company dated January 19, 2016 (Incorporated by reference to Exhibit 10.52 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.53	Cooperation Agreement with Hangzhou Wu Yun Internet Technology Limited Company dated June 15, 2016 (Incorporated by reference to Exhibit 10.53 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.54	Cooperation Agreement with Inner Mongolia Zhong Xin Tong Investment Co., Ltd. and Inner Mongolia Jinfengyuan dated June 1, 2016 (Incorporated by reference to Exhibit 10.54 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.55	Cooperation Agreement with Qingdao Rongshun Pawn Co., Ltd. dated October 30, 2015 (Incorporated by reference to Exhibit 10.55 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.56	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 10, 2016)

10.57	Form of Escrow Agreement (Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on October 10, 2016)

10.58	Short-Term Entrusted Financial Management Contract (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 10, 2016)

10.59	Trademarks, Technologies & Management and Consulting Service Agreement, dated April 28, 2016, by and betweenBenefactum Alliance (Shenzhen) Investment Consulting Co., Ltd. and Benefactum Alliance Business Consulting (Beijing) Co., Ltd. *

10.60	Exclusive Right and Option to Purchase Agreement, dated April 28, 2016, by and amongBenefactum Alliance (Shenzhen) Investment Consulting Co., Ltd.,Bodang Liu, Wei Li, and Benefactum Alliance Business Consulting (Beijing) Co., Ltd.*

10.61	The Equity Interest Pledge Agreement, dated April 28, 2016, by and among BenefactumAlliance (Shenzhen) Investment Consulting Co., Ltd.,Bodang Liu, Wei Li, and Benefactum Alliance Business Consulting (Beijing) Co., Ltd.*

10.62	Equity Interest Holders’ Voting Rights Proxy Agreement, dated April 28, 2016, by and among Bodang Liu, Wei Li and Benefactum Alliance (Shenzhen) Investment Consulting Co., Ltd.*

10.63	Amendment No. 1 to the Employment Agreement, dated April 11, 2017, by and between the Company and Wei Zheng*

10.64	Cooperation Agreement on Payment and Settlement Services of Fund Depository Business, dated March 20, 2017, by and between Benefactum Alliance Business Consulting (Beijing) Co., Ltd. and Jiangxi Bank *

21.1	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1) Incorporated herein by reference to the exhibit to the Company’s Registration Statement on Form S-1 filed with the Commission on December 18, 2014.

(2) Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on April 8, 2016.

(3) Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on May 13, 2016.

(4) Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on September 14, 2016.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO FORTUNE HOLDING CORPORATION

Date: April 13, 2017	By:	/s/ Bodang Liu
	Name:	Bodang Liu
	Title:	Chief Executive Officer (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bodang Liu	Chief Executive Officer and Chairman	April 13, 2017
Bodang Liu	(principal executive officer)

/s/ Wei Zheng	Chief Financial Officer	April 13, 2017
Wei Zheng	(principal accounting and financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sino Fortune Corporation and Subsidiaries

Suite 2401 – 2404, 2299 West Yan’an Road

Changning District

Shanghai, China 200336

We have audited the accompanying consolidated balance sheets of Sino Fortune Corporation and Subsidiaries (collectively the "Company") as of December 31, 2016 and December 31, 2015, and their related consolidated statements of operations, changes in shareholders' equity and cash flows for the two years ended December 31, 2016 and December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 13, 2017

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$8,561,695	$5,712,741
Short-term investments	8,274,306	-
Accounts receivable	281,038	-
Prepayments	2,078,926	193,358
Deposits and other receivables	792,849	882,711
Total current assets	19,988,814	6,788,810
Property and equipment - net	279,408	671,943
Intangible assets	17,745	-
Total assets	$20,285,967	$7,460,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$227,895	$1,064,670
Taxes payable	1,285,160	556,813
Deferred tax liability	16,673	-
Other payable	7,517,034	5,410,913
Total current liabilities	9,046,762	7,032,396

Total liabilities	9,046,762	7,032,396

Stockholders’ equity
Common stock, $0.001 par value, 2,990,000,000 shares authorized, 361,820,246 and 337,500,000 shares issued and outstanding, respectively	361,820	337,500
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-	-
Additional paid-in capital	9,237,870	1,383,520
Retained earnings	2,310,480	(1,263,459)
Accumulated other comprehensive loss	(670,965)	(29,204)
Total stockholders’ equity	11,239,205	428,357
Total liabilities and stockholders' equity	$20,285,967	$7,460,753

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	For The Year Ended December 31,
	2016	2015
Revenues	$24,679,249	$11,966,286

Operating expenses
Selling, general and administrative expenses	19,221,019	11,561,962
Business and related taxes	175,854	78,038
Depreciation	678,991	128,400
Total operating expenses	20,075,864	11,768,400
Income from Operations	4,603,385	197,886

Other income (expenses)
Interest income	112,344	15,701
Interest expense and bank charges	(7,226)	(3,165)
Other	(76,467)	(55,355)
Total other income (expense)	28,651	(42,819)
Income before provision for income taxes	4,632,036	155,067
Provision for income taxes	(1,058,097)	-
Net income	3,573,939	155,067

Other comprehensive income (loss)
Net unrealized gain on investments (net of tax effect)	50,018	-
Foreign currency translation adjustment	(691,779)	(29,833)
Total other comprehensive income (loss)	(641,761)	(29,833)
Total comprehensive income	$2,932,178	$125,234

Net income per common share - basic and diluted	$0.01	$0.00

Weighted average number of common shares outstanding - basic and diluted	342,700,651	337,500,000

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Stockholders' Equity
Balance, December 31, 2014	337,500,000	$337,500	$1,383,520	$(837,466)	$629	$884,183
Net income for the year ended December 31, 2015	-	-	-	155,067		155,067
Consideration for acquisition under common control				(581,060)		(581,060)
Foreign currency translation adjustment	-	-	-		(29,833)	(29,833)
Balance, December 31, 2015	337,500,000	$337,500	$1,383,520	$(1,263,459)	$(29,204)	$428,357
Shares issued due to reorganization	5,460,000	5,460	(5,460)			-
Shares issued pursuant to Private Placement Subscription Agreement dated October 18, 2016	18,860,246	18,860	7,859,810			7,878,670
Net income for the year ended December 31, 2016	-	-	-	3,573,939		3,573,939
Net unrealized gain on investments (net of tax effect)					50,018	50,018
Foreign currency translation adjustment	-	-	-		(691,779)	(691,779)
Balance, December 31, 2016	361,820,246	$361,820	$9,237,870	$2,310,480	$(670,965)	$11,239,205

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,573,939	$155,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	678,991	128,400
Gain or loss on disposal of fixed assets	(6,490)	-
Changes in operating assets and liabilities:
Accounts receivable	(293,756)	-
Prepayments	(1,725,695)	(201,519)
Deposit and other receivables	33,735	33,793
Accounts payable and accrued liabilities	(805,368)	837,646
Taxes payable	799,277	439,558
Other payable	2,570,409	3,596,787
Net cash provided by operating activities	4,825,042	4,989,732

Cash flows from investing activities:
Purchases of property and equipment	(566,409)	(687,420)
Purchases of intangible asset	(18,548)	-
Payments for short-term investments	(8,579,041)	-
Net cash used in investing activities	(9,163,998)	(687,420)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,878,670	-
Net cash provided by financing activities	7,878,670	-
Effect of exchange rate change	(690,760)	(263,370)

Cash and cash equivalents:
Net increase	2,848,954	4,038,942
Balance at beginning of period	5,712,741	1,673,799
Balance at end of period	$8,561,695	$5,712,741

Supplemental Disclosures of Cash flow Information:
Cash received for interest income	$112,344	$15,701
Cash paid for interest	$-	$-
Cash paid for income taxes	$15,733	$-
Non-cash activities:
Sale of fixed assets as payment to a service provider	$247,200	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

Note 1 - Organization and description of business

Sino Fortune Holding Corporation (“Sino Fortune” or the “Company”) was incorporated in the State of Nevada on April 18, 2014 under the name Tapioca Corp. Effective April 18, 2016, we amended our name from Tapioca Corp. to Sino Fortune Holding Corporation.

On May 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) and on September 14, 2016, the Company entered into an amendment to the Share Exchange Agreement (the “Amendment”) with Benefactum Alliance Holdings Company Limited (“Benefactum Alliance”), a British Virgin Islands company, and all the shareholders of Benefactum Alliance, namely, Mr. Bodang Liu, Avis Genesis Inc. and Manor Goldie Inc. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Benefactum Alliance in exchange for the issuance to the Shareholders an aggregate of 337,500,000 restricted shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on September 29, 2016. As a result, Benefactum Alliance became our wholly owned subsidiary and after the Reverse Merger, Sino Fortune had a total of 342,960,000 shares of common stock outstanding and former shareholders of Benefactum Alliance owned 98.41% of the issued and outstanding shares.

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

Benefactum Alliance is a holding company incorporated under the laws of British Virgin Islands on March 15, 2016. On April 7, 2016, Benefactum Alliance incorporated Benefactum Sino Limited (“Benefactum Sino”) in Hong Kong SAR. Benefactum Sino, in turn, incorporated Benefactum Alliance (Shenzhen) Investment Consulting Company Limited (“Benefactum Shenzhen” or “WFOE”) in the People’s Republic of China (“PRC” or “China”) with a registered capital of RMB 100,000 on April 21, 2016. Benefactum Shenzhen entered into a series of contractual agreements with Benefactum Alliance Business Consultant (Beijing) Co., Ltd. (“Benefactum Beijing”), a company incorporated in the People’s Republic of China on September 10, 2013 with a registered capital of RMB 50,000,000. Benefactum Beijing is engaged in operating an electronic online financial platform, www.hyjf.com, as well as mobile apps, which are designed to match investors with small and medium-sized enterprises (“SMEs”) and individual borrowers in China and generate its revenue from services in connection with matching investors with these borrowers.

Due to PRC legal restrictions on foreign ownership and investment in, among other areas, value-added telecommunications services, which include internet content providers, or ICPs, we, similar to all other entities with foreign-incorporated holding company structures operating in our industry in China, have to operate our internet businesses and other businesses in which foreign investment is restricted or prohibited in the PRC through wholly foreign-owned enterprises, majority-owned entities and variable interest entities. The contractual arrangements between WFOE and Benefactum Beijing allow us to:

●	exercise effective control over Benefactum Beijing;
●	receive substantially all of the economic benefits of Benefactum Beijing; and
●	have an exclusive option to purchase all or part of the equity interests in Benefactum Beijing when and to the extent permitted by PRC law;

Each of the contractual agreements is described in detail below:

Trademarks, Technologies & Management and Consulting Service Agreement - Pursuant to the Trademarks, Technologies & Management and Consulting Service Agreement between WFOE and Benefactum Beijing, Benefactum Beijing has transferred all its rights to its trademarks, technologies and other intellectual property to WFOE. Additionally, Benefactum Beijing has engaged WFOE as its exclusive management consultant to provide client management, marketing counseling, corporate management, finance consulting and personnel training services. As consideration for the provision of such services, Benefactum Beijing pays WFOE a management and consulting fee equivalent to its net profits after tax.

The Trademarks, Technologies & Management and Consulting Service Agreement remains effective until the date when the WFOE terminates this agreement or when Benefactum Beijing ceases to exist.

The Equity Interest Pledge Agreement - Under the Equity Interest Pledge Agreement by and among WFOE, the shareholders of Benefactum Beijing (the “Benefactum Beijing Shareholders”) and Benefactum Beijing, WFOE has lent RMB 200 to the Benefactum Beijing Shareholders, who, in turn, pledged all of their equity interests in Benefactum Beijing to WFOE to guarantee the performance of their obligations to repay the loan. The term of the loan is for 100 years and repayment of the loan can only occur on the loan maturity date or if WFOE decides to receive the repayment.

Under the terms of the agreement, WFOE, as pledgee, will be entitled to all the dividends generated by the pledged equity interests.

Exclusive Right and Option to Purchase Agreement - Under the Exclusive Right and Option to Purchase Agreement, the Benefactum Beijing Shareholders irrevocably granted WFOE an exclusive option to purchase all assets and equity interests of Benefactum Beijing. The purchase price for the said assets and equity interests shall be the lowest price allowed by the laws and regulations of PRC.

When WFOE considers it necessary, feasible under the laws and regulations of PRC and mandatory at the request of the U.S. Securities and Exchange Commission, WFOE shall exercise this exclusive right and option. When excising its exclusive right, WFOE shall serve written notice to the Benefactum Beijing Shareholders. Within 7 days of receiving the written notice from WFOE, the Benefactum Beijing Shareholders and Benefactum Beijing shall provide necessary assistance to transfer the equity interest and assets.

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

Through its 100% owned subsidiaries, Benefactum Sino and WFOE, Benefactum Alliance controls and manages Benefactum Beijing through the series of contractual agreements discussed above.

Note 2 – Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or the “Standard”). The consolidated financial statements include the accounts of Sino Fortune, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing, and have been reported in U.S. dollars. All inter-company balances and transactions have been eliminated in consolidation.

The series of contractual agreements between WFOE and Benefactum Beijing (see Note 1) collectively enable us to exercise effective control over, and realize substantially all of the economic risks and benefits arising from Benefactum Beijing, as well as give us an exclusive option to purchase all or part of the equity interests and assets of Benefactum Beijing when and to the extent permitted by PRC law. As a result of these contractual arrangements, we have become the primary beneficiary of Benefactum Beijing and determined Benefactum Beijing is our variable interest entity subject to consolidation under U.S. GAAP. Accordingly, the financial statements of Benefactum Beijing are included in the consolidated financial statements of the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased. The Company has no cash equivalents as of December 31 2016 and 2015, respectively.

Investments

Investments other than highly liquid ones are classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date, the nature of the investment and its availability for use in current operations. The Company’s investments are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. When we sell an investment, the cost is based on the specific identification method.

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

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, other payables and taxes payable approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company used Level 3 inputs for its valuation methodology for the short-term investment in determining the fair value. The following tables include a roll-forward of short-term investments classified within Levels 1, 2 and 3:

	Level 1	Level 2	Level 3

Total short-term investments at December 31, 2015	$-	$-	$-
Addition	-	-	$8,274,306
Total short-term investments at December 31, 2016	$-	$-	$8,274,306

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

Loan facilitation service is rendered when a loan is successfully matched between the lenders and the borrowers; and when a loan is originated. The origination of a loan takes place when the fund provided by the investor is transferred to the borrower. Revenue is recognized when loan facilitation service fee is charged and collected from borrower upon the origination of the loan. The aforementioned fee is an agreed upon percentage of the total principal which varies based on the terms of the loan. The borrower has to agree upfront to such service fee and such service fee is not refundable.

The Company also charges account management fee when borrower repays the loan through the Company’s online platform. Management service is considered rendered when proceeds have been transferred to lenders. The fee is charged to borrowers and is paid by borrowers separately. The Company recognizes the revenue when a loan has been repaid and the service fee is collected. A service fee of an agreed upon percentage on the total borrowing is collected from the borrowers and recognized as revenues when the loan is repaid.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at December 31, 2016 and 2015.

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

Foreign Currency Translation

Benefactum Beijing maintains its accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which its operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as its functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at historical rate of exchange at the time of capital contribution. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated Other Comprehensive Income (Deficit)”.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. No material transaction gains or losses were recognized for the years ended December 31, 2016 and 2015.

The value of RMB against U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of financial reporting in U.S. dollars. The following table outlines the currency exchange rates that were used in creating the consolidated financial statements in this report:

	As of December 31, 2016	As of December 31, 2015
Balance sheet items, except for equity accounts	US$1 = RMB 6.9448	US$1 = RMB 6.4917

	Twelve months ended December 31,
	2016	2015
Items in the statements of income and cash flows	US$1 = RMB 6.6441	US$1 = RMB 6.1743

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD is reported in other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss) and the consolidated statements of shareholders’ equity.

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

Risks and Uncertainties

Default risk

Investments in loans on our online marketplace involve inherent risks as the return of the principal on a loan investment made through our platform is not guaranteed. Although we are not liable for default loss, we aim to limit investor losses due to borrower defaults to within an industry acceptable range through various preventive measures we have taken or will take. Our ability to attract borrowers and investors to, and build trust in, our marketplace is significantly dependent on our ability to effectively evaluate a borrower’s credit profile and maintain low default rates. To conduct this evaluation, we have employed a series of review and assessment procedures.

Default risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages default risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize default risk, we offer a risk reserve fund which is 2-5% of the credit extended by the third-party guarantors or borrowers who do not have a guarantor (See Note 9).

The Company identifies default risk collectively based on industry, geography and customer type. This information is monitored regularly by management.

In measuring the default risk of extending loans to corporate borrowers, the Company mainly reflects the “probability of default” by the borrower on its contractual obligations and considers the current financial position of the borrowers and the exposures to the borrowers and its likely future development. The Company uses standard approval procedures to manage default risk for their loans.

Political and economic risk

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

Foreign currency risk

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. We are a holding company and we rely on dividends paid by our operating subsidiaries in China for our cash needs. Any significant revaluation of the RMB may materially and adversely affect our liquidity and cash flows. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert our RMB into U.S. dollars for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount we would receive.

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

●	Step 1: Identify the contract(s) with a customer.

●	Step 2: Identify the performance obligations in the contract.

●	Step 3: Determine the transaction price.

●	Step 4: Allocate the transaction price to the performance obligations in the contract.

●	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control, which requires that the reporting entity, in determining if satisfying the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which addresses diversity in practice that exists in the classification and presentation of restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Note 3 – Short-term investments

On November 7 and December 16, 2016, to increase return of the Company’s excess cash in bank, the Company entered into two short-term entrusted financial management contracts (the “Contracts”) with Shandong Wenye Investment Co., Ltd. (“Wenye”). The contracts provide that the Company will entrust RMB 50 million (or $7,199,662) and RMB 7 million (or $1,007,953), respectively, to Wenye to make investments in principal guaranteed short-term wealth products for the Company. The term of both contracts is six months and can be automatically extended for six months with both parties’ consent. As of December 31, 2016, Wenye, on behalf of our entrusted investment portfolio, made equity investments in two privately held companies with make-good provision guaranteeing minimum investment return at 5%. In lien of the Contracts, Wenye and its shareholders made pledge that they be jointly liable for return of our investment principal and accumulated return when the Contracts expire and we decide not to extend.

Management determines appropriate classification of its investments at the time of purchase and reevaluate the classification at each balance sheet date. The short-term investments have been classified and accounted for as available-for-sale, and carried at fair value as of December 31, 2016, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity. The cost of short-term investments is based upon specific identification method. We did not have such investments for the year ended December 31, 2015.

Note 4 – Accounts receivable

The following is a summary of accounts receivable as of December 31, 2016 and 2015:

	2016	2015
Hui Fu Tian Xia Limited Company (“ChinaPnR”)	$281,038	$-
Accounts receivable	$281,038	$-

ChinaPnR, a licensed third party online payment service, assists us in the disbursement and repayment of loans facilitated through our online platform as well as deducts and remits service fees to us. As of December 31, 2016 and 2015, service fees receivable from ChinaPnR were $281,038 and $0. ChinaPnR usually remits our service fee to our bank account on the next day. The receivable balance from ChinaPnR at December 31, 2016 is due to the timing difference at year end.

Note 5 – Prepayments

The following is a summary of prepayments as of December 31, 2016 and 2015:

	2016	2015
Prepaid service fee	$2,071,013	$-
Prepayment for rent	-	115,944
Down payment for fixed asset	7,200	27,837
Others	713	49,577
	$2,078,926	$193,358

We pay a service fee to third-party service providers based on the amount of loans the service provider refers to us. In order to negate the impact of regulation limitation on online P2P platform’s off-line sales activities, in April 2016, the Company entered into a cooperation agreement with Shanghai Nami Financial Consulting Co., Ltd (“Nami”), pursuant to which Nami will refer potential investors to us, and in turn we will pay Nami a service fee based on the amount of loans extended by the investors it refers to us. As of December 31, 2016, balance of prepaid service fee to Nami was $2,069,573.

Prepayment for rent amounted to $115,944 as of December 31, 2015, mostly for branch offices that we closed during 2016.

Note 6 – Other receivable and deposit

The following is a summary of other receivables and deposit as of December 31, 2016 and 2015:

	2016	2015
Security deposit	$106,489	$191,518
Due from an individual shareholder	-	93,426
Due from related companies	-	104,071
Advances and loans	686,360	493,696
Other receivable and deposit	$792,849	$882,711

Security deposit represents various deposits made to vendors for lease, renovation and other services.

Due from an individual shareholder was the amount that the shareholder borrowed from Benefactum Beijing before its Reverse Merger with Sino Fortune. This amount was repaid in full by such shareholder in 2016.

Advances and loans are amounts advanced or lent without interest to employees and vendors for out-of-pocket expenses and business transactions.

Note 7 – Property and equipment, net

The following is a summary of property and equipment as of December 31, 2016 and 2015:

	2016	2015
Office furniture	$41,855	$121,573
Electronic equipment	310,769	331,076
Leasehold improvement	387,298	353,593
Subtotal	739,922	806,242
Less: accumulated depreciation	(460,514)	(134,299)
Property and equipment, net	$279,408	$671,943

Depreciation expense for the twelve months ended December 31, 2016 and 2015 were $678,991 and $128,400, respectively. We paid $566,409 and $687,420 for fixed asset acquisition and leasehold improvement during 2016 and 2015, respectively.

On April 30, 2016, we sold office furniture for $26,584 and electronic equipment for $220,616 to an unrelated service provider as payment for its service fee. These fixed assets were sold at net book value thus no gain or loss was recognized.

There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of December 31, 2016.

Note 8 – Taxes payable

The following is a summary of taxes payable as of December 31, 2016 and 2015:

	2016	2015
Value-added tax	$194,178	$474,786
Corporate income tax	996,274	-
Withholding tax	27,505	2,259
Business & related taxes etc.	67,203	79,768
	$1,285,160	$556,813

Note 9 – Other payable

The following is a summary of other payable as of December 31, 2016 and 2015:

	2016	2015
Private loan risk reserve	$7,297,123	$5,410,913
Due to various other parties	219,911	-
Other payable	$7,517,034	$5,410,913

To minimize default risk, we offer a private loan risk reserve fund which is 2-5% of the credit extended by the third-party guarantors or borrowers who do not have a guarantor, though a risk reserve fund is not regulatory requirement. Prior to an application for credit being made on our platform, borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2-5% of the amount being loaned, which shall be deposited directly into the risk reserve account. Under our risk reserve fund arrangement, the risk reserve fund will be refunded to the borrowers if the loan is paid in full at maturity. If a loan is delinquent for a certain period of time, usually within 3 business days, we will withdraw a sum from the risk reserve fund to repay the investor.

Due to various other parties are amounts payable for rent, property management fee, internet service fee and computers etc.

Note 10 – Income taxes

The Company accounts for income taxes in accordance with ASC 740: Income Taxes, which requires that the Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of any deferred tax assets will not be realized.

United States

Sino Fortune is subject to the U.S. Tax law at tax rate of 34%. No provision for the U.S. federal income taxes has been made as the Company had no U.S. taxable income for the periods presented, and its earnings are permanently invested in PRC.

BVI

Benefactum Alliance is a holding company incorporated under the laws of British Virgin Islands (“BVI”) and under the current laws of BVI, it is not subject to income tax.

Hong Kong

Benefactum Alliance incorporated Benefactum Sino in Hong Kong SAR, which is subject to Hong Kong profit tax. The applicable statutory tax rate is 16.5%. No provision for Hong Kong income taxes has been made as Benefactum Sino had no taxable income for the periods presented.

China

Benefactum Shenzhen and Benefactum Beijing were incorporated in PRC and are subject to income taxes on income arising in or derived from the PRC in which they are domiciled. The applicable statutory tax is 25%.

The provision for income taxes consists of the following for the years ended December 31, 2016 and 2015:

Current:	2016	2015
United States	$-	$-
Hong Kong	-	-
China	1,058,097	-
Total current provision	$1,058,097	-

Benefactum Shenzhen had no taxable income for the periods presented, while Significant components of the income tax provision for Benefactum Beijing were as follows for the years ended December 31, 2016 and 2015:

	2016	2015
Income before provision for income taxes	$4,632,036	$155,067

PRC statutory rate of 25%	$1,158,009	$38,767
Non-deductible expenses per PRC tax code	193,590	-
Net loss carry forward	(293,502)	(38,767)
Income tax provision	$1,058,097	$-

Deferred:	2016	2015
United States	$-	$-
Hong Kong	-	-
China	-
Total deferred provision	$-	$-

Note 11 – Shareholder’s equity

On October 18, 2016, the Company entered into private placement subscription agreements with an aggregate of two hundred and seven (207) investors (the “Investors”) for the purchase and sale of an aggregate of 18,860,246 shares of common stock of the Company, par value $0.001 (the “Shares”), at prices ranging from US$0.40 to US$0.41 and US$0.425 per share for total gross proceeds of RMB 51,252,322 (approximately $7,878,670) (the “Offering”). The proceeds from the Offering will be used for general corporate purposes, including infrastructure, product development, marketing, investments, sales and working capital.

Also on October 18, 2016 (the “Effective Date”), the Company entered into escrow agreements with the Investors and Sichenzia Ross Ference Kesner LLP (“SRFK”), pursuant to which the Company and the Investors appointed SRFK as the escrow agent and agreed to place the Shares in an escrow account maintained by SRFK until the second anniversary of the Effective Date.

Note 12 – Net income per common share – basic and diluted

The following demonstrates calculation of basic and diluted earnings per common share for the years ended December 31, 2016 and 2015:

	2016	2015
Numerator:
Net income	$3,573,939	$155,067
Denominator:
Weighted shares outstanding - Basic & diluted	342,700,651	337,500,000

Net income per common share - Basic & diluted	$0.01	$0.00

Note 13 – Operating leases

The Company leases office space for its headquarters in Shanghai and branches in Beijing and Shandong province, and total operating lease expense for the years ended December 31, 2016 and 2015 were $894,638 and $840,133, respectively, which were included in selling, general, and administrative expenses. Future minimum lease payments under non-cancellable operating leases with a term of one year or more consist of the following:

Year	Minimum lease payment
2017	$525,062
2018	183,271
2019	79,196
2020	-
2021	-
Thereafter	-

Note 14 – Concentrations and Risks

The Company maintains certain bank accounts in the PRC which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance.

We have contracted with a licensed third party online payment service, ChinaPnR, to assist in the disbursement and repayment of loans. Both investor and borrower would open accounts with ChinaPnR and authorize ChinaPnR to manage their accounts. The investor will fund the loan amount in his/her account under ChinaPnR, which would then disburse this loan amount to the borrower net of our service fees which it will remit to us.

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

Cash and cash equivalents balance held in the PRC bank accounts was $8,561,695 and $5,712,741 as of December 31, 2016 and 2015, respectively, of which no deposits were covered by insurance. The cash balance included cash held in private loan risk reserve accounts of $7,297,123 and $5,410,913 as of December 31, 2016 and 2015, respectively.

For the twelve months ended December 31, 2016 and 2015, all of the Company’s assets were located in the PRC and all of the Company’s revenues were derived from the PRC.

No customer accounted for more than 10% of revenues for the twelve months ended December 31, 2016 and 2015. 65% of loans facilitated through our platform for the year ended December 31, 2016 were extended by investors referred to us by one service provider, and no service provider accounted for referral of more than 10% of loans facilitated through our platform for the year ended December 31, 2015.

Balance of short-term investments were $8,274,306 as of December 31, 2016, all of which were held by one investment company (see Note 3 – Short-term investments).

Note 15 – Subsequent event

In August 2016, the CBRC, the MIIT, the Ministry of Public Security and the State Internet Information Office jointly promulgated The Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries (the “Interim Measures”), which require that online lending intermediaries select a qualified banking financial institution as their funding depository institution. Consequently, in March 2017, we engaged Jiangxi Bank to provide fund depository services for our marketplace, pursuant to which Jiangxi Bank will set up separate accounts for borrowers and investors, and assume fund depository functions including settlement, accounting and safeguarding online lending capital. Third-party payment agents operate as the payment channels and only transfer funds to and from fund depository accounts. Relevant Chinese regulations require us to enter into fund depository agreement with only one commercial bank to provide fund depository services and currently, we are in the process of transitioning from ChinaPnR to Jiangxi Bank.

