Form 10-Q
period 2017-03-31
Sino Fortune Holding Corp
filed 2017-05-11
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________.

Commission File Number 333-201037

SINO FORTUNE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	35-2507568
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2299 West Yan’an Road, Shanghai Mart Tower

24th Floor, Room 2403, Changning District

Shanghai 200336, China

(Address of Principal Executive Offices including zip code)

+86 21-2357-0077

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer ☐	Smaller reporting company ☒	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes☐ No ☒

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

The number of shares of common stock issued and outstanding as of May 10, 2017 is 361,820,246.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,176,944	$8,561,695
Short-term investments	8,440,659	8,274,306
Accounts receivable	131,196	281,038
Prepayments	2,143,443	2,078,926
Deposits and other receivables	776,944	792,849
Total current assets	23,669,186	19,988,814
Property and equipment - net	494,574	279,408
Intangible assets	16,093	17,745
Total assets	$24,179,853	$20,285,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$16,172	$227,895
Taxes payable	1,570,572	1,285,160
Deferred tax liability	42,297	16,673
Other payable	9,154,388	7,517,034
Total current liabilities	10,783,429	9,046,762

Total liabilities	10,783,429	9,046,762

Stockholders’ equity
Common stock, $0.001 par value, 2,990,000,000 shares authorized, 361,820,246 and 361,820,246 shares issued and outstanding, respectively	361,820	361,820
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Additional paid-in capital	9,237,870	9,237,870
Retained earnings	4,303,769	2,310,480
Accumulated other comprehensive loss	(507,035)	(670,965)
Total stockholders’ equity	13,396,424	11,239,205
Total liabilities and stockholders’ equity	$24,179,853	$20,285,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

(Unaudited)

	For The Three Months Ended March 31,
	2017	2016
Revenues	$7,886,899	$5,560,142

Operating expenses
Selling, general and administrative expenses	5,204,851	3,920,716
Business and related taxes	44,217	26,739
Depreciation	29,695	34,362
Total operating expenses	5,278,763	3,981,817
Income from Operations	2,608,136	1,578,325

Other income (expenses)
Interest income	30,852	32,684
Interest expense and bank charges	(1,747)	(4,826)
Other	(2,225)	(18,994)
Total other income	26,880	8,864
Income before provision for income taxes	2,635,016	1,587,189
Provision for income taxes	(641,728)	(121,489)
Net income	1,993,288	1,465,700

Other comprehensive income
Net unrealized gain on investments (net of tax effect)	76,872	—
Foreign currency translation adjustment	87,058	27,368
Total comprehensive income	$2,157,218	$1,493,068

Net income per common share - basic and diluted	$0.01	$0.00

Weighted average number of common shares outstanding - basic and diluted	361,820,246	337,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,993,288	$1,465,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,695	34,362
Changes in operating assets and liabilities:
Accounts receivable	152,074	—
Prepayments	(48,357)	58,549
Deposit and other receivables	22,080	(1,270,142)
Accounts payable and accrued liabilities	(212,965)	803,546
Taxes payable	275,494	171,716
Other payable	1,579,337	15,990
Net cash provided by operating activities	3,790,646	1,279,721

Cash flows from investing activities:
Purchases of property and equipment	(240,959)	(268,221)
Net cash used in investing activities	(240,959)	(268,221)

Cash flows from financing activities:	—	—
Effect of exchange rate change	65,562	54,460

Cash and cash equivalents:
Net increase	3,615,249	1,065,960
Balance at beginning of period	8,561,695	5,712,741
Balance at end of period	$12,176,944	$6,778,701

Supplemental Disclosures of Cash flow Information:
Cash received for interest income	$30,852	$32,780
Cash paid for interest	$—	$—
Cash paid for income taxes	$170,144	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Note 2 – Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or the “Standard”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results for the year ending December 31, 2017, or any period thereafter. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on April 13, 2017.

The unaudited condensed consolidated financial statements include the accounts of Sino Fortune, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing, and have been reported in U.S. dollars. All inter-company balances and transactions have been eliminated in consolidation.

The series of contractual agreements between WFOE and Benefactum Beijing (see Note 1) collectively enable us to exercise effective control over, and realize substantially all of the economic risks and benefits arising from Benefactum Beijing, as well as give us an exclusive option to purchase all or part of the equity interests and assets of Benefactum Beijing when and to the extent permitted by PRC law. As a result of these contractual arrangements, we have become the primary beneficiary of Benefactum Beijing and determined Benefactum Beijing is our variable interest entity subject to consolidation under U.S. GAAP. Accordingly, the financial statements of Benefactum Beijing are included in the condensed consolidated financial statements of the Company.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, allowance for doubtful accounts, deferred revenues and deferred income tax. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased. The Company has no cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of these assets. Estimated useful lives of the assets are as follows:

Office furniture	3 years
Electronic equipment	5 years
Automobile	5 years
Leasehold improvement	1 to 3 years

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

The Company used Level 3 inputs for its valuation methodology for the short-term investment in determining the fair value. The following tables include a roll-forward of short-term investments classified within Levels 1, 2 and 3:

	Level 1	Level 2	Level 3

Total short-term investments at December 31, 2016	$—	$—	$8,274,306
Addition	—	—	$166,353
Total short-term investments at March 31, 2017	$—	$—	$8,440,659

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at March 31, 2017 and December 31, 2016.

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

Foreign Currency Translation

Benefactum Beijing maintains its accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which its operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as its functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at historical rate of exchange. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated Other Comprehensive Income (Deficit)”.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. No material transaction gains or losses were recognized for the three months ended March 31, 2017 and 2016.

The value of RMB against U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of financial reporting in U.S. dollars. The following table outlines the currency exchange rates that were used in creating the condensed consolidated financial statements in this report:

	As of March 31, 2017	As of December 31, 2016
Balance sheet items, except for equity accounts	US$1 = RMB 6.8912	US$1 = RMB 6.9448

	Three months ended March 31,
	2017	2016
Items in the statements of income and cash flows	US$1 = RMB 6.8891	US$1 = RMB 6.5574

 Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD and unrealized gain or loss from available-for-sale investment are reported in other comprehensive income (loss) in the condensed consolidated statements of income and other comprehensive income (loss) and the condensed consolidated statements of shareholders’ equity.

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

Default risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages default risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize default risk, we offer a risk reserve fund which is 2-5% of the credit extended to the third-party guarantors or borrowers who do not have a guarantor (See Note 9).

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

Foreign currency risk

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. We are a holding company and we rely on dividends paid by our operating subsidiaries in China for our cash needs. Any significant revaluation of the RMB may materially and adversely affect our liquidity and cash flows. To the extent that we need to convert U.S. dollars into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive. Conversely, if we decide to convert our RMB into U.S. dollars for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount we would receive.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Company adopted this guidance during the three months ended March 31, 2017 and the adoption had no impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control , which requires the reporting entity, in determining if satisfying the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance during the three months ended March 31, 2017 and the adoption had no impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” Which provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Note 3 – Short-term investments

On November 7 and December 16, 2016, to increase return of the Company’s excess cash in bank, the Company entered into two short-term entrusted financial management contracts (the “Contracts”) with Shandong Wenye Investment Co., Ltd. (“Wenye”). The contracts provide that the Company will entrust RMB 50 million (or $7,255,672) and RMB 7 million (or $1,015,794), respectively, to Wenye to make investments in principal guaranteed short-term wealth products for the Company. The term of both contracts is six months and can be automatically extended for six months with both parties’ consent. As of March 31, 2017, Wenye, on behalf of our entrusted investment portfolio, made equity investments in two privately held companies with make-good provision guaranteeing minimum investment return at 5%. In lien of the Contracts, Wenye and its shareholders provided an irrevocable guaranty on the return of principal and payment of investment return and will be jointly and severally liable for the payment.

Balance of the short-term investments was $8,440,659 and $8,274,306 as of March 31, 2017 and December 31, 2016, respectively. The increase of $166,353 was due to exchange rate effect of $64,376 and unrealized gain of $101,977 during the first quarter of 2017.

Management determines appropriate classification of its investments at the time of purchase and reevaluates the classification at each balance sheet date. The short-term investments have been classified and accounted for as available-for-sale, and carried at fair value as of March 31, 2017, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity. The cost of short-term investments is based upon specific identification method. We did not have such investments for the period ended March 31, 2016.

Note 4 – Accounts receivable

The following is a summary of accounts receivable as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Hui Fu Tian Xia Limited Company (“ChinaPnR”)	$131,196	$281,038
Accounts receivable	$131,196	$281,038

ChinaPnR, a licensed third party online payment service, assists us in the disbursement and repayment of loans facilitated through our online platform as well as deducts and remits service fees to us. As of March 31, 2017 and December 31, 2016, service fees receivable from ChinaPnR were $131,196 and $281,038, respectively. ChinaPnR usually remits our service fee to our bank account on the next day. The receivable balance from ChinaPnR is due to the timing difference at end of the periods.

Note 5 – Prepayments

The following is a summary of prepayments as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Prepaid service fee	$2,082,847	$2,071,013
Prepayment for rent	58,427	—
Down payment for fixed asset	—	7,200
Others	2,169	713
Prepayments	$2,143,443	$2,078,926

We pay a service fee to third-party service providers based on the amount of loans the service provider refers to us. In order to negate the impact of regulation limitation on online P2P platform’s off-line sales activities, in April 2016, the Company entered into a cooperation agreement with Shanghai Nami Financial Consulting Co., Ltd (“Nami”), pursuant to which Nami will refer potential investors to us, and in turn we will pay Nami a service fee based on the amount of loans extended by the investors it refers to us. As of March 31, 2017, balance of prepaid service fee to Nami was $1,516,904. Balance of prepaid service fee to other service providers amounted to $565,943 as of March 31, 2017.

Prepayment for rent amounted to $58,427 as of March 31, 2017, mostly for offices in Beijing, Shanghai and Shandong province.

Note 6 – Other receivable and deposit

The following is a summary of other receivables and deposit as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Security deposit	$178,867	$106,489
Advances and loans	598,077	686,360
Other receivable and deposit	$776,944	$792,849

Security deposit represents various deposits made to vendors for lease, renovation and other services.

Advances and loans are amounts advanced or lent without interest to employees and vendors for out-of-pocket expenses and business transactions.

Note 7 – Property and equipment, net

The following is a summary of property and equipment as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Office furniture	$128,258	$41,855
Electronic equipment	231,463	310,769
Automobile	236,535	—
Leasehold improvement	390,311	387,298
Subtotal	986,567	739,922
Less: accumulated depreciation	(491,993)	(460,514)
Property and equipment, net	$494,574	$279,408

Depreciation expense for the three months ended March 31, 2017 and 2016 were $29,695 and $34,362, respectively. We paid $240,959 and $268,221 for fixed asset acquisition and leasehold improvement during the first quarter of 2017 and 2016, respectively.

There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of March 31, 2017.

Note 8 – Taxes payable

The following is a summary of taxes payable as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Value-added tax	$44,330	$194,178
Corporate income tax	1,476,282	996,274
Withholding tax	9,000	27,505
Business & related taxes etc.	40,960	67,203
Taxes payable	$1,570,572	$1,285,160

Note 9 – Other payable

The following is a summary of other payable as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Private loan risk reserve	$8,885,584	$7,297,123
Due to various other parties	268,804	219,911
Other payable	$9,154,388	$7,517,034

To minimize default risk, we offer a private loan risk reserve fund which is 2-5% of the credit extended to the third-party guarantors or borrowers who do not have a guarantor, though a risk reserve fund is not regulatory requirement. The private loan risk reserve is deposited directly into a bank account owned by the company and refunded directly from such bank account. Prior to an application for credit being made on our platform, borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2-5% of the amount being loaned, which shall be deposited directly into the risk reserve account. Under our risk reserve fund arrangement, the risk reserve fund will be refunded to the borrowers (or guarantors) if the loan is paid in full at maturity. If a loan is delinquent for a certain period of time, usually within 3 business days, we will withdraw a sum, equal to the overdue principal and interest, from the risk reserve fund to repay the investor (up to the total amount of reserve fund maintained with us by the guarantor or the borrower who does not have a guarantor). No such payments were made from the risk reserve fund during the three months end March 31, 2017 and 2016.

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

The provision for income taxes consists of the following for the three months ended March 31, 2017 and 2016:

Current:	2017	2016
United States	$—	$—
Hong Kong	—	—
China	641,728	121,489
Total current provision	$641,728	$121,489

Benefactum Shenzhen had no taxable income for the periods presented, while significant components of income tax provision for Benefactum Beijing were as follows for the three months ended March 31, 2017 and 2016:

	2017	2016
Income before provision for income taxes	$2,635,017	$1,587,189

PRC statutory rate of 25%	$658,754	$396,797
Non-deductible expense and adj. per PRC tax code	(17,026)	22,075
Net loss carry forward	—	(297,383)
Income tax provision	$641,728	$121,489

Deferred:	2017	2016
United States	$—	$—
Hong Kong	—	—
China	—	—
Total deferred provision	$—	$—

Note 11 – Net income per common share – basic and diluted

The following demonstrates calculation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016:

	2017	2016
Numerator:
Net income	$1,993,288	$1,465,700
Denominator:
Weighted shares outstanding - Basic & diluted	361,820,246	337,500,000

Net income per common share - Basic & diluted	$0.01	$0.00

Note 12 – Concentrations and risks

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

Cash and cash equivalents balance held in the PRC bank accounts was $12,176,944 and $8,561,695 as of March 31, 2017 and December 31, 2016, respectively, of which no deposits were covered by insurance. The cash balance included cash held in private loan risk reserve accounts of $8,885,584 and $7,297,123 as of March 31, 2017 and December 31, 2016, respectively.

For the three months ended March 31, 2017 and December 31, 2016, all of the Company’s assets were located in the PRC and all of the Company’s revenues were derived from the PRC.

No customer accounted for more than 10% of revenues for the three months ended March 31, 2017 and 2016. 89% of loans facilitated through our platform for the three months ended March 31, 2017 were extended by investors referred to us by one service provider, and no service provider accounted for referral of more than 10% of loans facilitated through our platform for the three months ended March 31, 2016.

Balance of short-term investments were $8,440,659 as of March 31, 2017, all of which were held by one investment company (see Note 3 – Short-term investments) and not insured.

Note 13 – Subsequent event

On November 7, 2016, the Company entered into a short-term entrusted financial management contract (the “Contract”) with Shandong Wenye Investment Co., Ltd. (“Wenye”) for entrusting RMB 50 million (or $7,255,672) to Wenye to make investments in principal guaranteed short-term wealth products for the Company (See Note 3 – Short-term investments). The term of the Contract is for six months and upon expiration, Wenye returned to the Company the principal of RMB 50 million (or $7,255,672) on May 8, 2017 and accumulated investment return of RMB 1,321,917.81 (or $191,828) on May 9, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the U.S. federal securities laws, we do not intend to update any of the forward-looking statements to conform them to actual results. The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that will be filed herein.

Overview

We are a holding company that, through our wholly-owned subsidiaries, Benefactum Alliance Holdings Company Limited, a British Virgin Islands company (“Benefactum Alliance”), Benefactum Sino Limited, a Hong Kong company (“Benefactum Sino”) and Benefactum Alliance (Shenzhen) Investment Consulting Company Limited, a People’s Republic of China company (“Benefactum Shenzhen” or “WFOE”) and our contractually controlled and managed company, Benefactum Alliance Business Consultant (Beijing) Co., Ltd., a People’s Republic of China company (“Benefactum Beijing”), operates an electronic online financial platform, www.hyjf.com, as well as mobile applications, which are designed to match investors with small and medium-sized enterprises (“SME”) and individual borrowers in China. We believe our services provide an effective financial credit facility solution to under-served SME and individual borrowers. In addition, our online financial platform provides investors with attractive returns ranging from 6.5%-14% based on the amount and term of different investments. Investors have the option to individually select specific loans to invest in. We also set aside risk reserve fund with the aim of limiting losses to investors from borrower defaults. In addition, we provide investors with access to a liquid secondary market, giving them an opportunity to exit their investments before the underlying loans become due.

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

Important Factors Affecting Our Results of Operations

Major factors affecting our results of operations include the following:

●	Economic Conditions in China

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

●	Ability to Acquire Borrowers and Investors Effectively

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

We acquire borrowers and investors primarily through our own platform and referrals from third party guarantors. The general public may get access to our platform and submit a borrower profile online. We also acquire borrowers through referrals from financial institutions we partner with. As of March 31, 2017, we have entered into cooperation agreements with six pawn shops in Shandong, Jilin, Inner Mongolia, Hubei provinces, three guarantor institutions, one micro credit company, one asset management company and one financial leasing company. Additionally, pursuant to our agreement with Nami, Nami will refer potential investors to us for a service fee based on the amount of loans taken by referred investors.

●	Effectiveness of Risk Management

We manage credit risk on behalf of the investors primarily in the following ways:

●	Our ability to effectively segment borrowers into appropriate risk profiles affects our ability to offer attractive pricing to borrowers as well as our ability to offer investors attractive returns, both of which directly relate to the level of user confidence in our marketplace.

●	We evaluate the borrower’s repayment ability via our pre-transaction credit assessment and fraud detection using our big data credit assessment system. Potential borrowers who do not meet our credit assessment grade are denied;

●	We offer a risk reserve fund which is 2-5% of the credit extended to the borrowers;

●	Each loan transaction facilitated on our platform is guaranteed by a third party guarantor who is jointly and severally liable for the loan and/or secured by collateral provided by borrowers;

●	Additionally, our risk control department monitors the borrowers’ financial activities and condition post funding. In the event of any material development resulting in a negative turn in a borrower’s financial standing and potential ability to repay its loan, our management will determine the proper action to take to avert or minimize the risk of non-payment.

●	Ability to Innovate

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

●	Regulatory Environment in China

The regulatory environment for the peer-to-peer lending service industry in China is developing and evolving, creating both challenges and opportunities that could affect our financial performance. Due to the relatively short history of the peer-to-peer lending service industry in China, although PRC governmental officials from a number of agencies and departments have recently expressed support for the development of the peer-to-peer lending service industry in China, and expressed the need for strengthening the regulation and supervision of the industry and protection of investors, the PRC government is still in the process of building a regulatory framework governing our industry.

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

Results of Operations

The following table sets forth a breakdown of revenue for the periods indicated, both in dollar amount and as a percentage of total revenues. The information should be read together with our unaudited condensed consolidated interim financial statements and related notes included elsewhere in this report.

For the Three Months Ended March 31, 2017 and 2016

	For the Three Months Ended March 31,
	2017		2016
	Amount	% of Total	Amount	% of Total
Service Fee	$5,175,068	66%	$4,058,897	73%
Management Fee	2,711,831	34%	1,501,245	27%
Total	$7,886,899	100%	$5,560,142	100%

Revenue

Our revenue consists of service fee and management fee we charge borrowers on the loans facilitated through our platform. The online Peer-to-Peer lending platform industry has experienced rapid growth in China in recent years. Our revenue increased by 42% from approximately $5.56 million for the three months ended March 31, 2016 to approximately $7.89 million for the three months ended March 31, 2017, primarily due to the substantial increase in the volume of loans facilitated through our platform, which increased from approximately RMB 1.17 billion in the three months ended March 31, 2016 to approximately RMB 1.63 billion in the same period in 2017, a 40% increase.

Service fee increased by approximately $1.12 million, or 27%, to approximately $5.18 million for the first quarter of 2017 from approximately $4.06 million for the same period of last year. Management fee increased by approximately $1.21 million, or 81%, to approximately $2.71 million for the first quarter of 2017 from approximately $1.50 million for the same period of last year. Service fee and management fee accounted for 66% and 34% of our revenue for the first quarter of 2017, respectively, as compared to 73% and 27% in the same period of 2016.

Operating Expenses

Our total operating expenses increased by 33% from approximately $3.98 million in the first quarter of 2016 to approximately $5.28 million in the same period of 2017, primarily attributable to the increase in sales and marketing expenses, which increased by 53% from the same period last year.

The following table sets forth the main components of our operating expenses for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017		2016
	Amount	% of Total	Amount	% of Total
Sales & Marketing Expenses	$4,271,450	80.9%	$2,795,471	70.2%
General & Administrative Expenses	933,401	17.7%	1,125,245	28.2%
Business & related taxes	44,217	0.8%	26,739	0.7%
Depreciation	29,695	0.6%	34,362	0.9%
Total Operating Expenses	$5,278,763	100%	$3,981,817	100%

Our sales and marketing expenses increased by 53% from approximately $2.80 million in the first quarter of 2016 to approximately $4.27 million in the first quarter of 2017. The increase was primarily due to the increase in expenses associated with sales and marketing efforts resulting in higher volume of loans facilitated through our platform. Our general and administrative expenses decreased by 17% from approximately $1.13 million in the first quarter of 2016 to approximately $0.93 million in the first quarter of 2017, primarily due to the layoff of more than 1,000 off-line sales related personnel in April 2016 to comply with new industry regulatory measures. Business and related taxes are levied on value-added tax which is charged on revenue. Such tax expenses increased significantly in the first quarter of 2017 due to the large increase in our revenue as compared to the same period last year. Depreciation expense decreased slightly because of full amortization of some leasehold improvements during 2016.

Net Income

Because of industry growth and our effective sales and marketing activities, we are able to further utilize our established online platform and grow our revenue at a higher pace than operating expenses in the first quarter of 2017. For the three months ended March 31, 2017, we recorded net income of approximately $1.99 million, a 25% net profit margin, compared to net income of approximately $1.47 million in the same period of last year.

Liquidity and Capital Resources

Sources of Liquidity

Cash balances at March 31, 2017 and December 31, 2016 were approximately $12.18 million and $8.56 million, respectively. The cash balance included cash held in private loan risk reserve accounts of approximately $8.89 million and $7.30 million as of March 31, 2017 and December 31, 2016, respectively.

Our principal sources of liquidity were cash generated from operating activities and proceeds from the issuance and sale of our shares in private placements closed on October 18, 2016.

The following table sets forth a summary of our cash flows for the periods indicated:

	For The Three Months Ended March 31,
Summary of Consolidated Cash Flow Data:	2017	2016
Net cash provided by operating activities	$3,790,646	$1,279,721
Net cash used in investing activities	(240,959)	(268,221)
Net cash provided by financing activities:	—	—
Effect of exchange rate change	65,562	54,460
Cash and cash equivalents:
Net increase	3,615,249	1,065,960
Balance at beginning of period	8,561,695	5,712,741
Balance at end of period	$12,176,944	$6,778,701

During the three months ended March 31, 2017, net cash provided by operating activities totaled approximately $3.79 million. Net cash used in investing activities totaled approximately $0.24 million. No cash was provided by financing activities during this period. The resulting change in cash for this period was a net increase of approximately $3.62 million, which was primarily due to net income of approximately $1.99 million, increases in other payables of approximately $1.58 million, of which $1.53 million was contributed by increase in loan risk reserve fund, and taxes payable of approximately $0.28 million, mainly income tax, partially offset by decrease in accounts payable and accrued liabilities of approximately $0.21 million, and approximately $0.24 million paid for fixed asset acquisition.

During the three months ended March 31, 2016, net cash provided by operating activities totaled approximately $1.28 million, primarily due to net income of approximately $1.47 million, the increase in accounts payable and accrued liabilities of approximately $0.80 million, partially offset by increase in other receivables and deposits of approximately $1.27 million. Net cash used in investing activities totaled approximately $0.27 million, due to the purchase of property and equipment and leasehold improvement. No cash was provided by financing activities during this period. The net change in cash for this period was an increase of approximately $1.07 million.

As of March 31, 2017, we had approximately $23.67 million in total current assets and $10.78 million in total current liabilities, with a current ratio of 2.19. As of December 31, 2016, we had approximately $19.99 million in total current assets and $9.05 million in total current liabilities, representing a current ratio of 2.21.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Basis of presentation and principles of consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of Sino Fortune, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing, and have been reported in United States dollars. All inter-company balances and transactions have been eliminated in consolidation.

The series of contractual agreements between WFOE and Benefactum Beijing (see Footnote 1 to financial statements) collectively enable us to exercise effective control over, and realize substantially all of the economic risks and benefits arising from Benefactum Beijing, as well as give us an exclusive option to purchase all or part of the equity interests in it when and to the extent permitted by PRC law. As a result of these contractual arrangements, we have become the primary beneficiary of Benefactum Beijing and determined Benefactum Beijing is our variable interest entity subject to consolidation under U.S. GAAP. Accordingly, the financial statements of Benefactum Beijing are included in the condensed consolidated financial statements of the Company.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, allowance for doubtful accounts, deferred revenues and deferred income tax. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased. The Company had no cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of these assets. Estimated useful lives of the assets are as follows:

Office furniture	3 years
Electronic equipment	5 years
Automobile	5 years
Leasehold improvement	1 to 3 years

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Company adopted this guidance during the three months ended March 31, 2017 and the adoption had no impact on the Company’s consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control , which requires the reporting entity, in determining if satisfying the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance during the three months ended March 31, 2017 and the adoption had no impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business.” Which provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

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

As of March 31, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of March 31, 2017, are that we did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

●	The Code of Business Conduct and Ethics, which was specifically designed for public company applicability, has yet to be formally acknowledged by members of management and the finance department;

●	There is an absence of independence and financial expertise on the Board of Directors, and we do not have an Audit Committee or a formalized internal audit function, limiting its ability to provide effective oversight of our management;

●	We lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management;

●	There is insufficient knowledge and experience among our internal accounting personnel regarding the application of US GAAP and SEC requirements;

●	There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting.

●	Implement a Code of Business Conduct and Ethics and require all members of our management and the finance department across all corporate entities to certify receipt of the Code of Business Conduct and Ethics by signature. Signed copies will be retained by our management. Thereafter, our management plans to periodically require signatories to acknowledge that they understand the contents of the Code of Business Conduct and Ethics, and whether they are aware of anyone in our Company that might have violated some part of the Code.

●	Recruit an independent financial expert to the Board of Directors to chair an Audit Committee and formalize roles and responsibilities over our internal control over financial reporting for the Board and our management. Our management also plans to develop and implement a formal corporate internal audit capability, reporting directly to an independent Audit Committee, to provide effective oversight of our internal control over financial reporting.

●	Engage the services of qualified consultants with China GAAP, U.S. GAAP and SEC reporting experience to support our financial reporting and SOX compliance requirements, including assistance with the following:

–	Remediating identified material weaknesses;

–	Monitoring our internal control over financial reporting on an ongoing basis;

–	Managing our period-end financial closing and reporting processes; and

–	Identifying and resolving non-routine or complex accounting matters.

●	Complete the implementation of, and related training for, our IT policies and procedures related to access, change, data, and security management to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system and spreadsheets supporting financial reporting.

●	Continue providing training to accounting personnel regarding our significant policies and procedures related to accounting, finance, and internal control to ensure that financial reporting competencies are strengthened.

●	Arrange for our senior management and certain accounting and finance-related personnel to attend training sessions on US GAAP and financial reporting responsibilities and SEC disclosure requirements;

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

Notwithstanding the material weaknesses described above, our management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against the Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO FORTUNE HOLDING CORPORATION

Date: May 11, 2017	By:	/s/ Bodang Liu
Bodang Liu
Chief Executive Officer
(Principal Executive Officer) and Director

Date: May 11, 2017	By:	/s/ Wei Zheng
Wei Zheng
Chief Financial Officer
(Principal Financial Officer)