Form 10-Q
period 2017-06-30
Sino Fortune Holding Corp
filed 2017-08-21
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________.

Commission File Number 001-34998

SINO FORTUNE HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	35-2507568
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2299 West Yan’an Road, Shanghai Mart Tower

24th Floor, Room 2403, Changning District

Shanghai 200336, China

(Address of Principal Executive Offices including zip code)

+86 021-2357-0077

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
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

Yes ☐ No ☒

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

The number of shares of common stock issued and outstanding as of August 10, 2017 is 72,364,178.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,731,270	$8,561,695
Short-term investments	7,420,365	8,274,306
Accounts receivable	360,799	281,038
Short-term loans receivable	7,377,434	—
Prepayments	904,476	2,078,926
Deposit for business acquisition	1,409,091	—
Other receivables	3,780,801	792,849
Total current assets	42,984,236	19,988,814
Property and equipment - net	466,479	279,408
Intangible assets	14,543	17,745
Total assets	$43,465,258	$20,285,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$426,713	$227,895
Taxes payable	2,389,238	1,285,160
Deferred tax liability	10,732	16,673
Interest payable	146,098	—
Liabilities from risk reserve fund guarantee, without recourse to the Company	10,078,847	7,297,123
Other payables	626,578	219,911
Total current liabilities	13,678,206	9,046,762

Convertible notes payable	13,189,164	—
Total long-term liabilities	13,189,164	—
Total liabilities	26,867,370	9,046,762

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 598,000,000 shares authorized, 72,364,178 shares issued and outstanding as of June 30, 2017 and December 31, 2016	72,364	72,364
Additional paid-in capital	9,527,326	9,527,326
Retained earnings	7,196,519	2,310,480
Accumulated other comprehensive loss	(198,321)	(670,965)
Total stockholders’ equity	16,597,888	11,239,205
Total liabilities and stockholders’ equity	$43,465,258	$20,285,967

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$10,798,846	$5,747,405	$18,685,745	$11,307,547

Operating expenses
Selling, general and administrative expenses	7,176,725	6,120,753	12,381,576	10,041,469
Business and related taxes	21,323	13,806	65,540	40,545
Depreciation	46,763	31,185	76,458	65,547
Total operating expenses	7,244,811	6,165,744	12,523,574	10,147,561
Income from Operations	3,554,035	(418,339)	6,162,171	1,159,986

Other income (expenses)
Interest income	125,176	26,841	156,028	59,525
Interest expense and bank charges	(148,793)	—	(150,540)	(4,826)
Realized gain on investments	217,041	—	217,041	—
Other	19,669	(23,212)	17,444	(42,206)
Total other income (expense)	213,093	3,629	239,973	12,493

Income (loss) before provision for income taxes	3,767,128	(414,710)	6,402,144	1,172,479
Provision for income taxes	(874,377)	—	(1,516,105)	(121,489)
Net income (loss)	2,892,751	(414,710)	4,886,039	1,050,990

Other comprehensive income (loss)
Net unrealized gain on investments (net of tax effect)	32,198	—	32,198	—
Foreign currency translation adjustment	353,388	(48,536)	440,446	(21,168)
Total comprehensive income (loss)	$3,278,337	$(463,246)	$5,358,683	$1,029,822

Net income (loss) per common share
Basic	$0.04	$(0.01)	$0.07	$0.02
Diluted	$0.04	$(0.01)	$0.07	$0.02
Weighted average number of common shares outstanding
Basic	72,364,178	67,500,000	72,364,178	67,500,000
Diluted	72,436,643	67,500,000	72,400,611	67,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,886,038	$1,050,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,458	65,547
Accrued interest on subscription funds for convertible notes	144,021	—
Realized Gain on investments	(217,041)	—
Changes in operating assets and liabilities:
Accounts receivable	(71,786)	—
Short-term loans receivable	(7,272,561)	—
Prepayments	1,208,356	(912,708)
Other receivables	38,417	(277,212)
Accounts payable and accrued liabilities	191,220	(440,403)
Taxes payable	1,057,101	474,185
Risk reserve fund payable	2,564,532	1,285,201
Other payable	395,565	—
Net cash provided by operating activities	3,000,320	1,245,600

Cash flows from investing activities:
Purchases of property and equipment	(250,479)	(117,438)
Payments made for short-term investments	(7,272,561)	—
Repayments of short-term investments	8,507,761	—
Deposit for business acquisition	(1,389,061)	—
Net cash used in investing activities	(404,340)	(117,438)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	10,177,986	—
Net cash provided by financing activities	10,177,986	—

Effect of exchange rate change	395,609	(131,891)

Cash and cash equivalents:
Net increase	13,169,575	996,271
Balance at beginning of period	8,561,695	5,712,741
Balance at end of period	$21,731,270	$6,709,012

Supplemental Disclosures of Cash flow Information:
Cash paid for interest expense	$—	$—
Cash paid for income taxes	$398,593	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

Note 1 - Organization and description of business

Sino Fortune Holding Corporation (“Sino Fortune” or the “Company”) was incorporated in the State of Nevada on April 18, 2014 under the name Tapioca Corp. Effective April 18, 2016, we amended our name from Tapioca Corp. to Sino Fortune Holding Corporation.

On May 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) and on September 14, 2016, the Company entered into an amendment to the Share Exchange Agreement (the “Amendment”) with Benefactum Alliance Holdings Company Limited (“Benefactum Alliance”), a British Virgin Islands company, and all the shareholders of Benefactum Alliance, namely, Mr. Bodang Liu, Avis Genesis Inc. and Manor Goldie Inc. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Benefactum Alliance in exchange for the issuance to the Shareholders an aggregate of 337,500,000 restricted shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on September 29, 2016. As a result, Benefactum Alliance became our wholly owned subsidiary and after the Reverse Merger, Sino Fortune had a total of 342,960,000 ( or 68,592,000 after considering the effect of 1:5 reverse stock split approved in June 2017) shares of common stock outstanding and former shareholders of Benefactum Alliance owned 98.41% of the issued and outstanding shares.

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

Due to PRC legal restrictions on foreign ownership and investment in, among other areas, value-added telecommunications services, which include internet content providers, or ICPs, we, similar to all other entities with foreign-incorporated holding company structures operating in our industry in China, have to operate our internet businesses and other businesses in which foreign investment is restricted or prohibited in the PRC through a series of contractual agreements between our WFOE and our operating entity of Benefactum Beijing. These agreements include Trademarks, Technologies & Management and Consulting Service Agreement; The Equity Interest Pledge Agreement; Exclusive Right and Option to Purchase Agreement; Equity Interest Holders’ Voting Rights Proxy Agreement.

All these contractual agreements, collectively, enable us to exercise effective control over, and realize substantially all of the economic risks and benefits arising from Benefactum Beijing, as well as give us an exclusive option to purchase all or part of the equity interests and assets of Benefactum Beijing when and to the extent permitted by PRC law. Therefore, the Company believes that Benefactum Beijing should be considered as a Variable Interest Entity (“VIE”) under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation”. Accordingly, the accounts of Benefactum Beijing are consolidated with those of WFOE.

Note 2 – Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or the “Standard”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Interim results are not necessarily indicative of results of a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on April 13, 2017.

The unaudited condensed consolidated financial statements include the accounts of Sino Fortune, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, allowance for doubtful accounts, deferred revenues and deferred income tax. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased. The Company has no cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

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

The Company used Level 3 inputs for its valuation methodology for the short-term investment in determining the fair value. The following tables include a roll-forward of short-term investments classified within Levels 1, 2 and 3:

	Level 1	Level 2	Level 3

Total short-term investments at December 31, 2016	$—	$—	$8,274,306
Deductions			(8,274,306)
Additions	—	—	7,420,365
Total short-term investments at June 30, 2017	$—	$—	$7,420,365

Revenue Recognition

Revenues are primarily composed of fees collected from services provided with facilitating loan originations and services provided with assisting in loan repayment process through our online platform.

The Company recognizes revenues under ASC 605 when the following four revenue recognition criteria are met for each revenue type: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Loan facilitation service is rendered when a loan is successfully matched between the lenders and the borrowers; and when a loan is originated. The origination of a loan takes place when the funds provided by the investor are transferred to the borrower. Revenue is recognized when loan facilitation service is rendered and fee is collected from borrower upon the closing of the loan. The aforementioned fee is an agreed upon percentage of the total principal which varies based on the terms of the loan. The borrower has to agree upfront to such service fee and such service fee is not refundable.

Towards the end of each loan term, the Company also provide repayment service to ensure loan repayment process is handled smoothly through our online platform and to assist in release of liens or collaterals if applicable. The Company charges a separate fee for loan repayment service. Loan repayment service is rendered when a loan matures and borrower repays the principal and interest through our online platform. Revenue is recognized when repayment service is rendered and collection of service fee from borrowers is assured. The repayment service fee is based on an agreed upon percentage on the borrowing times the duration of a loan and is not refundable.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at June 30, 2017 and December 31, 2016.

Foreign Currency Translation

Benefactum Beijing maintains its accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which its operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as its functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at historical rate of exchange. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders’ equity as “Accumulated Other Comprehensive Income (Loss)”.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. No material transaction gains or losses were recognized for the six months ended June 30, 2017 and 2016.

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

	As of June 30, 2017	As of December 31, 2016
Balance sheet items, except for equity accounts	US$1 = RMB 6.7774	US$1 = RMB 6.9448

	Six Months Ended June 30,
	2017	2016
Items in the statements of income and cash flows	US$1 = RMB 6.8752	US$1 = RMB 6.5624

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

Default risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages default risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize default risk, we offer a risk reserve fund which is 2-5% of the credit extended to the third-party guarantors or borrowers who do not have a guarantor (See Note 11 – Liabilities from risk reserve fund guarantee).

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

Political and economic risk

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Reclassification

Certain reclassifications have been made to the 2016 unaudited condensed consolidated financial statements to confirm to the 2017 unaudited condensed consolidation financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Accounting Pronouncements

 In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, “Leases (Topic 840)”. ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Company adopted this guidance during the three months ended March 31, 2017 and the adoption had no impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which provides clarifying guidance and adds some practical expedients in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”, which addresses the following eight specific cash flow issues with the objective of reducing the existing diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; (6) life insurance policies; (7) distributions received from equity method investees; (8) beneficial interests in securitization transactions; and (9) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The guidance is to be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests held through related parties that are under common control”, which requires the reporting entity, in determining if satisfying the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance during the three months ended March 31, 2017 and the adoption had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which addresses diversity in practice that exists in the classification and presentation of restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This ASU is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

Note 3 – Short-term investments

On November 7 and December 16, 2016, to increase return of the Company’s excess cash held in banks, the Company entered into two short-term entrusted financial management contracts (the “Contracts”) with Shandong Wenye Investment Co., Ltd. (“Wenye”). The contracts provide that the Company will entrust RMB 50 million (or $7,377,434) and RMB 7 million (or $1,032,841), respectively, to Wenye to make investments in principal guaranteed short-term wealth products for the Company. Balance of the short-term investments was $8,274,306 as of December 31, 2016. The term of both contracts is for six months and upon expiration in May and June of 2017, Wenye returned to the Company the entrusted principals with accumulated investment return of RMB 1,492,191 (or $217,041).

In May 2017, the Company entered into an agreement with Jiangxi Bank to purchase a principal-guaranteed wealth management product. Principal of the wealth management product is RMB 50 million (or $7,377,434) and term of the product is for 68 days from May 3 to July 10, 2017 with expected annualized rate of return of 3.60%. Balance of the short-term investment was $7,420,365 as of June 30, 2017. Upon expiration, Jiangxi Bank returned to the Company the investment principal with accumulated investment return of RMB 335,342 (or $49,479) on July 11, 2017.

Management determines appropriate classification of its investments at the time of purchase and reevaluates the classification at each balance sheet date. The short-term investments have been classified and accounted for as available-for-sale, and carried at fair value as of June 30, 2017, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Note 4 – Accounts receivable

As of June 30, 2017 and December 31, 2016, the Company has service fee receivable balance of $360,799 and $281,038, respectively, from ChinaPnR.

ChinaPnR is a licensed third party online payment service, who assists us in the disbursement and repayment of loans facilitated through our online platform as well as deducts and remits service fees to us. ChinaPnR usually remits our service fee to our bank account on the next day. The receivable balance from ChinaPnR is due to the timing difference at end of the periods. All service fee receivable are considered fully collectible and no allowance is deemed necessary

Note 5 – Short-term loans receivable

In June 2017, the Company launched entrusted loan service through a licensed loan provider to small and medium-sized enterprises (“SME”) and individual borrowers in China. The Company has engaged Qingdao Weichuang Private Capital Management Co., Ltd. (“Qingdao Weichuang”) as the trustee at launch of the service. On June 30, 2017, the Company entered into a series of entrusted loan contracts, pursuant to which the Company, as the trustor and provider of the funds, entrusted the trustee to grant entrusted loans in the aggregate principal amount of $7,377,434 (RMB 50 million) to five SME customers. This is our first series of transactions in which the Company, through licensed trustee, are lending funds directly to borrowers. The loans are short-term loans between three and six months with interest payable on a monthly basis. Interest rates charged are based on negotiation with borrowers, taking into consideration of factors such as term of the loan, the industry in which the borrower conducts its business, its credit history, financial condition, operating results and cash flows etc.

In connection with execution of the entrusted loan contracts, we also entered into entrusted loan guarantee contracts with financing guarantors, pursuant to which the guarantors have agreed to guarantee the obligations under the entrusted loan contracts. The Company pays a processing fee equal to 1.5‰ of the aggregate loan amount to Qingdao Weichuang for facilitating the entrusted loans. The sister of Mr. Bodang Liu, our chief executive officer and chairman, owns 48.41% of the outstanding equity interests in Qingdao Weichuang.

Note 6 – Prepayments

The following is a summary of prepayments as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Prepaid service fee	$572,650	$2,071,013
Prepayment for rent	55,866	—
Down payment for fixed asset	257,377	7,200
Others	18,583	713
Prepayments	$904,476	$2,078,926

We pay a service fee to third-party service providers based on the amount of loans the service providers refer to us. In order to negate the impact of regulation limitation on online P2P platform’s off-line sales activities, in April 2016, the Company entered into a cooperation agreement with Shanghai Nami Financial Consulting Co., Ltd (“Nami”), pursuant to which Nami will refer potential investors to us, and in turn we will pay Nami a service fee based on the amount of loans extended by the investors it refers to us. As of June 30, 2017, balance of prepaid service fee was $572,650, with $571,175 paid to Nami and $1,475 to another service provider.

Prepayment for rent amounted to $55,866 as of June 30, 2017 for offices in Beijing and Shanghai. The Company made down payment of $257,377 and $7,200 as of June 30, 2017 and December 31, 2016, respectively, for acquisition of fixed assets.

Note 7 – Deposit for business acquisition

In June 2017, the Company entered into a share transfer framework agreement (the “Agreement”) with Shenzhen TouZhiJia Financial Information Service Co., Ltd. (“Shenzhen TouZhiJia Financial”) and certain shareholders of Shenzhen TouZhiJia Financial (the “Shareholders”), pursuant to which the Company will acquire a 4.45% equity interest in Shenzhen TouZhiJia Financial from the Shareholders for an aggregate purchase price of RMB 19,100,008 (or $2,818,181). Fifty percent of the purchase price or $1,409,091 was paid in cash as a deposit by the Company in accordance with the Agreement and balance of the purchase price is payable upon the closing of the transaction, which we expect will be consummated within 90 days after execution of the Agreement. In the event the transaction does not close, the deposit made to the Shareholders shall be promptly returned to the Company.

Note 8 – Other receivables

The following is a summary of other receivables as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Security deposit	$244,012	$106,489
Advances and loans	529,443	686,360
Proceeds from issuance of convertible notes	3,007,346	—
Other receivable and deposit	$3,780,801	$792,849

Security deposit represents various deposits made to vendors for lease, renovation and other services.

Advances and loans are amounts advanced or lent without interest to employees and vendors for out-of-pocket expenses and business transactions.

Proceeds from issuance of convertible notes represent the remaining amount as of June 30, 2017 in the escrow account maintained by Shandong Keyu Law Firm for the issuance of the three-year convertible notes, which was closed on June 30, 2017 (See Note 12 – Convertible notes payable). We received the funds subsequently on July 10, 2017.

 Note 9 – Property and equipment, net

The following is a summary of property and equipment as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Office furniture	$107,557	$41,855
Electronic equipment	260,409	310,769
Automobile	240,504	—
Leasehold improvement	403,813	387,298
Subtotal	1,012,284	739,922
Less: accumulated depreciation	(545,805)	(460,514)
Property and equipment, net	$466,479	$279,408

Depreciation expense for the six months ended June 30, 2017 and 2016 were $76,458 and $65,547, respectively. We paid $250,479 and $117,438 for fixed asset acquisition and leasehold improvement during the first half of 2017 and 2016, respectively.

There were no events or changes in circumstances that necessitated a review of impairment of long-lived assets as of June 30, 2017.

Note 10 – Taxes payable

The following is a summary of taxes payable as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Value-added tax	$167,342	$194,178
Corporate income tax	2,154,501	996,274
Withholding tax	9,963	27,505
Business & related taxes etc.	57,432	67,203
Taxes payable	$2,389,238	$1,285,160

 Note 11 – Liabilities from risk reserve fund guarantee

To minimize default risk, we offer a private loan risk reserve fund which is 2-5% of the credit extended to the third-party guarantors or borrowers who do not have a guarantor, though a risk reserve fund is not a regulatory requirement. Prior to an application for credit being made on our platform, borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2-5% of the amount being loaned, which shall be deposited directly into the risk reserve account. Under our risk reserve fund arrangement, the risk reserve fund will be refunded to the borrowers (or guarantors) if the loan is paid in full at maturity. The private loan risk reserve is deposited directly into a bank account owned by the company and refunded directly from such bank account. The Company is not restricted to use any of these loan risk reserve fund if needed.

If a loan is delinquent for a certain period of time, usually within 3 business days, we will withdraw a sum, equal to the overdue principal and interest, from the risk reserve fund to repay the investor (up to the total amount of reserve funds maintained with us by the guarantor or the borrower who does not have a guarantor). No such payments were made from the risk reserve fund during the six months June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, the balance of the risk reserve fund amounted to $10,078,847 and $7,297,123, respectively.

Note 12 – Convertible notes payable

On June 30, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which we issued and sold senior convertible promissory notes in the aggregate principal amount of $13,189,164 (RMB 90,357,317) (the “Notes”), convertible into shares of the Company’s common stock (the “Common Stock”) following June 30, 2018 at a conversion price of $2.00 per share (the “Conversion Price”) in a private placement (the “Private Placement”). The Notes mature on June 30, 2020 and accrue interest at a rate of 6%, 7% and 8% per annum for each of the first, second and third year, respectively, with such interest payable annually. In event of a conversion of the Notes, the Investors have agreed to a one year lock-up period with respect to the shares of Common Stock issuable upon conversion of the Notes commencing on the applicable conversion date of the Notes.

Following the first anniversary of the issuance date of Notes, if the closing price of the Common Stock is equal to or greater than 130% of the Conversion Price for 20 business days within a 30 consecutive business day period, the principal and accrued interest under the Notes may be repaid at the option of the Company without penalty or premium. Following the second anniversary of the issuance date of the Notes, if the closing price of the Common Stock is less than 70% of the Conversion Price for 20 business days within a 30 consecutive business day period, and (i) the Company has an effective current registration statement and (ii) the average trading volume of the Common Stock for such prior 30 consecutive business days is at least 10,000 shares, then the Investors may redeem and declare due any or all of the Notes. If this right of redemption is exercised, the interest rate shall be reduced to 3% per annum. The Notes contain various events of default provisions which if breached, may result in the acceleration of all obligations under the Notes.

The Notes are secured by a pledge of shares of the Common Stock pursuant to a stock pledge agreement (the “Stock Pledge Agreement”) between Avis Genesis Inc., a majority shareholder of the Company, and the Investors on the basis of one share of Common Stock per $1 loaned under the Note. Other than the shares pledged pursuant to the Stock Pledge Agreement, there is no recourse against the Company upon a default of the Notes.

Since the fair value of the common stock into which the above-mentioned note is converted at the date of the Purchase Agreement is same as the conversion price and the average stated interest rate is in line with the market rate, the Company concludes that there is no beneficial conversion feature associated with the Notes.

Note 13 – Income taxes

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

The provision for income taxes consists of the following for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
Current:	2017	2016	2017	2016
United States	$—	$—	$—	$—
Hong Kong	—	—	—	—
China	874,377	—	1,516,105	121,489
Total current provision	$874,377	$—	$1,516,105	$121,489

Benefactum Shenzhen had no taxable income for the periods presented, while significant components of income tax provision for Benefactum Beijing were as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before provision for income taxes	$3,767,128	$(414,710)	$6,402,144	$1,172,479

PRC statutory rate of 25%	$941,782	$—	$1,600,536	$293,120
Non-deductible expense and adj. per PRC tax code	(67,405)	—	(84,431)	125,526
Net loss carry forward	—	—	—	(297,156)
Income tax provision	$874,377	$—	$1,516,105	$121,489

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Deferred:
United States	$—	$—	$—	$—
Hong Kong	—	—	—	—
China	—	—	—	—
Total deferred provision	$—	$—	$—	$—

Note 14 – Stockholders’ equity

In June 2017, the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-5. The reverse stock split was effected by the Company filing a Certificate of Change with the Secretary of State of the State of Nevada on June 20, 2017. The issued and outstanding number of shares has been retroactively restated to reflect this reverse stock split.

Note 15 – Subsequent event

On July 6, 10 and 20, 2017, the Company, as the trustor and provider of funds to the trustee, entered into various entrusted loan contracts with Qingdao Weichuang, as trustee and direct lender to the borrowers, to grant entrusted loans in the aggregate principal amount of $19,181,329 (RMB 130 million) to thirteen SME borrowers. The entrusted loans are short-term loans between three and six months with interest payable on a monthly basis. Each of the loans are guaranteed by financing guarantors and the Company pays a processing fee equal to 1.5‰ of the aggregate loan amount to Qingdao Weichuang for issuing the entrusted loans.

For purpose of preparing these unaudited condensed consolidated financial statements, the Company considered events through August 14, 2017, which is the date the consolidated financial statements were available for issuance. Except for those disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

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

Overview

We are a holding company that, through our wholly-owned subsidiaries, Benefactum Alliance, Benefactum Sino and Benefactum Shenzhen and our contractually controlled and managed company, Benefactum Beijing, operates an electronic online financial platform, www.hyjf.com, which is designed to match investors with SME and individual borrowers in China. We believe our services provide an effective financial credit facility solution to under-served SME and individual borrowers. In addition, our online financial platform provides investors with attractive returns ranging from 6.5%-12% based on the amount and term of different investment. Investors have the option to individually select specific loans to invest in. We also set aside risk reserve fund with the aim of limiting losses to investors from borrower defaults. In addition, we provide investors with access to a liquid secondary market, giving them an opportunity to exit their investments before the underlying loans become due.

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

We generate revenue from our services that facilitate matching investors with individual and SME borrowers through our online platform. The Company’s revenues are composed of fees collected from services provided with facilitating loan originations and services provided with assisting in repayment process through our online platform.

Loan Origination Service Fee

For our services that match investors and borrowers through our online platform, we charge a service fee from borrowers for each effected loan facilitated by us, which is accounted for as revenue, and immediately deducted from the proceeds to the borrowers when a loan is initiated. The service fee is 1.5%-3.0% of the total amount of each loan, depending on the duration of the loan.

Loan Repayment Management Fee

For our services that assist in repayments of outstanding loans through our online platform, we charge a separate fee from borrowers for each loan repayment facilitated by us, which is accounted for as revenue, and immediately remitted to us when a loan matures and borrower repays the loan. The loan repayment management fee is based on an agreed upon percentage around 0.3% on the borrowing times the duration of the loan and is not refundable.

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

We attract borrowers and investors primarily through our own platform and referrals from third parties. The general public may get access to our platform and submit a borrower profile online. We also acquire borrowers through referrals from financial institutions we partner with. We currently have 15 third-party cooperative partners, consisting of pawn shops, micro-credit company, asset management company, financial leasing company and guarantee companies that frequently serve as guarantors of loans on our platform. Additionally, besides our own sales and marketing efforts to attract investors on our platform, we signed cooperation agreements with various referral service providers, pursuant to which they will refer potential investors to us for a service fee based on number of investors referred and the amount of loans taken by referred investors.

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

Our growth to date has in part depended on, and our future success will depend on, successfully meeting borrower and investor demand with new and innovative loan and investment products. We have made and intend to continue to make efforts to develop loan and investment products for borrowers and investors. We regularly evaluate the popularity of our existing product offerings and develop new products and services that cater to the ever evolving needs of our borrowers and investors. Over time we will continue to expand our offerings by introducing new products. From the borrower perspective, we will continue to develop tailored credit products to meet the specific needs of our target borrowers. We plan to expand our ability to implement risk-based pricing by developing more pricing grades to optimize loans based on a borrower’s credit criteria, enabling us to facilitate customized loans tailored to borrowers’ specific credit profiles.

●	Regulatory Environment in China

The regulatory environment for the peer-to-peer lending service industry in China is developing and evolving, creating both challenges and opportunities that could affect our financial performance. Due to the relatively short history of the peer-to-peer lending service industry in China, although PRC governmental officials from a number of agencies and departments have recently expressed support for the development of this service they have also expressed the need for strengthening the regulation and supervision of the industry to protect investors. As a result, the PRC government is in the process of building a regulatory framework governing our industry.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

The following table sets forth a breakdown of revenue for the periods indicated, both in dollar amount and as a percentage of total revenues. The information should be read together with our unaudited condensed consolidated interim financial statements and related notes included elsewhere in this report.

	Three Months Ended June 30,
	2017		2016
	Amount	% of Total	Amount	% of Total
Loan origination service fee	$6,470,554	60%	$4,090,169	71%
Loan repayment management fee	4,328,292	40%	1,657,236	29%
Total	$10,798,846	100%	$5,747,405	100%

Revenue

Our revenues for the three months ended June 30, 2017 and 2016 consists of loan origination service fees and repayment management fees we charge borrowers on the loans facilitated through our online platform. The online Peer-to-Peer lending platform industry has experienced rapid growth in China in recent years, coupled with the increased marketing campaigns, promotion activities on our platform and brand awareness of our online marketplace, our revenue increased from approximately $5.75 million for the three months ended June 30, 2016 to approximately $10.80 million for the three months ended June 30, 2017, reflecting an increase of 88%, of which 97% is attributable to the substantial increase in the volume of loans facilitated through our platform, partially offset by the exchange rate effect of depreciating RMB against USD. Loans facilitated through our platform increased from approximately RMB 1.11 billion in the three months ended June 30, 2016 to approximately RMB 2.12 billion in the same period in 2017, a 91% increase.

Specifically, loan origination service fee increased by approximately $2.38 million, or 58%, to approximately $6.47 million for the second quarter of 2017 from approximately $4.09 million for the same period of last year. Loan repayment management fee increased by approximately $2.67 million, or 161%, to approximately $4.33 million for the second quarter of 2017 from approximately $1.66 million for the same period of last year. Loan origination service fee and repayment management fee accounted for 60% and 40% of our revenue for the second quarter of 2017, respectively, as compared to 71% and 29% in the same period of 2016. The change is due to the shift in structure of our loan products towards longer duration loans. Since our loan repayment management fee is based on a certain percentage of the borrowing times duration of a loan, the more loans with longer terms, the more loan repayment management fees we generate. Loans that mature in two months or less accounted for only 24% of total loans for the three months ended June 30, 2017, as compared to 50% in the same period of 2016, while loans with a term of three months or more increased from 50% of total loans for the three months ended June 30, 2016 to 76% in the same period of 2017.

Operating Expenses

Our total operating expenses increased from approximately $6.17 million in the second quarter of 2016 to approximately $7.24 million in the same period of 2017, an increase of 18%, of which negative 5% is due to exchange rate effect of depreciating RMB against USD, with the rest being primarily attributable to the increase in sales and marketing expenses, which increased by 24% from the same period last year.

The following table sets forth the main components of our operating expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
	Amount	% of Total	Amount	% of Total
Sales & Marketing Expenses	$5,462,811	75.4%	$4,611,987	74.8%
General & Administrative Expenses	1,713,915	23.7%	1,508,766	24.5%
Business & related taxes	21,322	0.3%	13,806	0.2%
Depreciation	46,763	0.6%	31,185	0.5%
Total Operating Expenses	$7,244,811	100%	$6,165,744	100%

Our sales and marketing expenses increased by 18% (24% after excluding exchange rate effect) from approximately $4.61 million in the second quarter of 2016 to approximately $5.46 million in the second quarter of 2017. The increase was primarily due to the increase in expenses associated with sales and marketing efforts and promotion activities resulting in higher volume of loans facilitated through our platform. Our general and administrative expenses increased by 14% (19% after excluding exchange rate effect) from approximately $1.51 million in the second quarter of 2016 to approximately $1.71 million in the second quarter of 2017, primarily due to expenses related to public company listing on the OTCQB. Business and related taxes are levied on value-added tax which is charged on revenue. Such tax expenses increased by $7,516 in the second quarter of 2017 due to the increase in our revenue as compared to the same period last year. As an internet company, we operate on light fixed assets requirement and depreciation expense increased by $15,578 as compared to the same period last year because of fixed asset additions in 2017, partially offset by full amortization of some leasehold improvements by end of 2016.

Other Income (Expenses)

Interest income for the three months ended June 30, 2017 increased to $125,176 from $26,841 for the three months ended June 30, 2016 as a result of short-term borrowings we provided to several SME borrowers in May 2017. We incurred interest expense and bank charges in the amount of $148,793 for the three months ended June 30, 2017, primarily due to interest accrued during the offering period on subscription funds for our convertible notes issuance, which was closed on June 30, 2017. The two short-term entrusted financial management contracts we signed with Shandong Wenye Investment Co., Ltd. expired in the second quarter of 2017 and we recognized realized gain on investments in the amount of $217,041. We did not have such investments for the same period in 2016.

Provision for Income Taxes

Provision for income taxes amounted to $874,377 and $0 for the three months ended June 30, 2017 and 2016, respectively.

Net Income

Because of rapid industry growth, our effective sales and marketing efforts and promotion activities, as well as increased brand awareness of our online marketplace, we were able to further utilize our established online platform and grow our revenue at a higher pace than operating expenses in the second quarter of 2017. For the three months ended June 30, 2017, we recorded net income of approximately $2.89 million, a 27% net profit margin, as compared to net loss of approximately $0.41 million in the same period of last year.

Six Months Ended June 30, 2017 and 2016

The following table sets forth a breakdown of revenue for the periods indicated, both in dollar amount and as a percentage of total revenues. The information should be read together with our unaudited condensed consolidated interim financial statements and related notes included elsewhere in this report.

	Six Months Ended June 30,
	2017		2016
	Amount	% of Total	Amount	% of Total
Loan origination service fee	$11,645,622	62%	$8,149,066	72%
Loan repayment management fee	7,040,123	38%	3,158,481	28%
Total	$18,685,745	100%	$11,307,547	100%

Revenue

Our revenues for the six months ended June 30, 2017 and 2016 consists of loan origination service fees and repayment management fees we charge borrowers on the loans facilitated through our online platform. The online Peer-to-Peer lending platform industry has experienced rapid growth in China in recent years, coupled with the increased marketing campaigns, promotion activities on our platform and brand awareness of our online marketplace, our revenue increased from approximately $11.31 million for the six months ended June 30, 2016 to approximately $18.69 million for the six months ended June 30, 2017, reflecting an increase of 65%, of which 73% is attributable to the substantial increase in the volume of loans facilitated through our platform, partially offset by the exchange rate effect of depreciating RMB against USD. Loans facilitated through our platform increased from approximately RMB 2.28 billion in the six months ended June 30, 2016 to approximately RMB 3.75 billion in the same period in 2017, a 65% increase.

Specifically, loan origination service fee increased by approximately $3.50 million, or 43%, to approximately $11.65 million for the first half of 2017 from approximately $8.15 million for the same period of last year. Loan repayment management fee increased by approximately $3.88 million, or 123%, to approximately $7.04 million for the first half of 2017 from approximately $3.16 million for the same period of last year. Loan origination service fee and repayment management fee accounted for 62% and 38% of our revenue for the first half of 2017, respectively, as compared to 72% and 28% in the same period of 2016. The change is due to the shift in structure of our loan products towards longer duration loans. Since our loan repayment management fee is based on a certain percentage of the borrowing times duration of a loan, the more loans with longer terms, the more loan repayment management fees we generate. Loans that mature in two months or less accounted for only 25% of total loans for the first half of 2017, as compared to 51% in the same period of 2016, while loans with a term of three months or more increased from 49% in the first half of 2016 to 75% in the same period of 2017.

Operating Expenses

Our total operating expenses increased from approximately $10.15 million in the first half of 2016 to approximately $12.52 million in the same period of 2017, an increase of 23%, of which negative 6% is due to exchange rate effect of depreciating RMB against USD, with the rest being primarily attributable to the increase in sales and marketing expenses, which increased by 38% from the same period last year.

The following table sets forth the main components of our operating expenses for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
	Amount	% of Total	Amount	% of Total
Sales & Marketing Expenses	$9,734,261	77.7%	$7,407,457	73.0%
General & Administrative Expenses	2,647,316	21.1%	2,634,011	26.0%
Business & related taxes	65,540	0.5%	40,546	0.4%
Depreciation	76,458	0.6%	65,547	0.6%
Total Operating Expenses	$12,523,574	100%	$10,147,561	100%

Our sales and marketing expenses increased by 31% (38% after excluding exchange rate effect) from approximately $7.41 million in the first half of 2016 to approximately $9.73 million in the first half of 2017. The increase was primarily due to the increase in expenses associated with sales and marketing efforts and promotion activities resulting in higher volume of loans facilitated through our platform. Our general and administrative expenses increased slightly by 0.5% (5.3% after excluding exchange rate effect) from approximately $2.63 million in the first half of 2016 to approximately $2.65 million in the first half of 2017, primarily due to expenses related to public company listing on the OTCQB, offset by the layoff of more than 1,000 off-line sales related personnel in April 2016 to comply with new industry regulatory measures, which reduced related general and administrative expenses. Business and related taxes are levied on value-added tax which is charged on revenue. Such tax expenses increased by $24,994 in the first half of 2017 due to the increase in our revenue as compared to the same period last year. As an internet company, we operate on light fixed assets requirement and depreciation expense increased by $10,911 as compared to the same period last year because of fixed asset additions in 2017, partially offset by full amortization of some leasehold improvements by end of 2016.

Other Income (Expenses)

Interest income for the six months ended June 30, 2017 increased to $156,028 from $59,525 for the six months ended June 30, 2016 as a result of short-term borrowings we provided to several SME borrowers in May 2017. We incurred interest expense and bank charges in the amount of $150,540 for the six months ended June 30, 2017, primarily due to interest accrued during the offering period on subscription funds for our convertible notes issuance, which was closed on June 30, 2017. The two short-term entrusted financial management contracts we signed with Shandong Wenye Investment Co., Ltd. expired in the first half of 2017 and we recognized realized gain on investments in the amount of $217,041. We did not have such investments in the first half of 2016.

Provision for Income Taxes

Provision for income taxes amounted to $1,516,105 and $121,489 for the six months ended June 30, 2017 and 2016, respectively.

Net Income

Because of rapid industry growth, our effective sales and marketing efforts and promotion activities, as well as increased brand awareness of our online marketplace, we were able to further utilize our established online platform and grow our revenue at a higher pace than operating expenses in the first half of 2017. For the six months ended June 30, 2017, we recorded net income of approximately $4.89 million, a 26% net profit margin, as compared to net income of approximately $1.05 million in the same period of last year.

Liquidity and Capital Resources

Sources of Liquidity

Cash balances at June 30, 2017 and December 31, 2016 were approximately $21.73 million and $8.56 million, respectively. The cash balance included cash held in private loan risk reserve accounts of approximately $10.01 million and $7.30 million as of June 30, 2017 and December 31, 2016, respectively.

Our principal sources of liquidity were cash generated from operating activities, proceeds from the issuance and sale of our common shares in private placements closed on October 18, 2016 and the issuance of convertible notes closed on June 30, 2017.

The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
Summary of Consolidated Cash Flow Data:	2017	2016
Net cash provided by operating activities	$3,000,320	$1,245,600
Net cash used in investing activities	(404,340)	(117,438)
Net cash provided by financing activities	10,177,986	—
Effect of exchange rate change	395,609	(131,891)
Cash and cash equivalents:
Net increase	13,169,575	996,271
Balance at beginning of period	8,561,695	5,712,741
Balance at end of period	$21,731,270	$6,709,012

During the six months ended June 30, 2017, net cash provided by operating activities totaled approximately $3.0 million, which was primarily due to net income of approximately $4.89 million, increases in payables and accruals of approximately $4.21 million, of which $2.56 million was the result of an increase in the balance of risk reserve fund and $1.06 million was due to the increase in taxes payable, mainly income tax, and decrease in prepayment balance of approximately $1.21 million, mainly prepaid service fee to referral service providers, partially offset by increase in accounts receivable of approximately $0.07 million from China PnR, our third-party online payment service provider, and increase in short-term loans receivable of approximately $7.27 million. On June 30, 2017, we entered into a series of entrusted loan contracts, pursuant to which the Company, as the trustor and provider of the funds, entrusted a trustee to grant entrusted loans in the aggregate principal amount of approximately $7.27 million (RMB 50 million) to several SME borrowers. The loans are short-term loans between three and six months with interest payable on a monthly basis.

Net cash used in investing activities totaled approximately $0.40 million for the six months ended June 30, 2017. During the first half of 2017, we paid approximately $0.25 million for fixed assets acquisition and $7.27 million for purchase of short-term principal-guaranteed wealth management product offered by Jiangxi Bank. Pursuant to a share transfer framework agreement signed with certain shareholders of Shenzhen TouZhiJia Financial Information Service Co., Ltd. (“TouZhiJia”) in June 2017, the Company made a 50% deposit of approximately $1.39 million in cash for acquiring a 4.45% equity interest in TouZhiJia. Balance of the purchase price is payable upon closing of the transaction. Upon expiration of the two short-term entrusted financial management contracts signed with Shandong Wenye Investment Co., Ltd. (“Wenye”), Wenye returned to the Company the entrusted principals with realized gain on investments in the aggregate amount of approximately $8.51 million in the second quarter of 2017.

Net cash provided by financing activities totaled approximately $10.18 million during the six months ended June 30, 2017. On June 30, 2017, we entered into a securities purchase agreement with various investors, pursuant to which we issued and sold senior convertible promissory notes in the aggregate principal amount of $13,189,163.87 (RMB 90,357,316.73) (the “Notes”), convertible into shares of the Company’s Common Stock following June 30, 2018 at a conversion price of $2.00 per share (the “Conversion Price”) in a private placement. The Notes mature on June 30, 2020 and accrue interest at a rate of 6%, 7% and 8% per annum for each of the first, second and third year, respectively, with such interest payable annually. In event of a conversion of the Notes, the investors have agreed to a one year lock-up period with respect to the shares of Common Stock issuable upon conversion of the Notes commencing on the applicable conversion date of the Notes. The Notes are secured by a pledge of shares of the Common Stock pursuant to a stock pledge agreement (the “Stock Pledge Agreement”) between Avis Genesis Inc., a majority shareholder of the Company, and the investors on the basis of one share of Common Stock per $1 loaned under the Note. Other than the shares pledged pursuant to the Stock Pledge Agreement, there is no recourse against the Company upon a default of the Notes. As of the closing day on June 30, 2017, we have received cash proceeds in the amount of approximately $10.18 million from issuance of the Notes, with the remaining amount in an escrow account maintained by Shandong Keyu Law Firm.

The resulting change in cash for the six months ended June 30, 2017 was a net increase of approximately $13.17 million.

During the six months ended June 30, 2016, net cash provided by operating activities totaled approximately $1.25 million. Net cash used in investing activities totaled approximately $0.12 million. No cash was provided by financing activities during this period. The resulting change in cash for this period was a net increase of approximately $1.0 million, which was primarily due to net income of approximately $1.05 million, the increase in payables and accruals of approximately $1.32 million, and depreciation expense of approximately $0.07 million, partially offset by increases in receivables and prepayment of approximately $1.19 million, and payment of approximately $0.12 million for fixed assets acquisition.

As of June 30, 2017, we had approximately $42.98 million in total current assets and $13.68 million in total current liabilities, with a current ratio of 3.14. As of December 31, 2016, we had approximately $19.99 million in total current assets and $9.05 million in total current liabilities, representing a current ratio of 2.21.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or the “Standard”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial information for the interim periods reported have been made. Interim results are not necessarily indicative of results of a full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on April 13, 2017.

The unaudited condensed consolidated financial statements include the accounts of Sino Fortune, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing. All inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased. The Company has no cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

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

Revenue Recognition

Revenues are primarily composed of fees collected from services provided with facilitating loan originations and services provided with assisting in loan repayment process through our online platform.

The Company recognizes revenues under ASC 605 when the following four revenue recognition criteria are met for each revenue type: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Loan facilitation service is rendered when a loan is successfully matched between the lenders and the borrowers; and when a loan is originated. The origination of a loan takes place when the funds provided by the investor are transferred to the borrower. Revenue is recognized when loan facilitation service is rendered and fee is collected from borrower upon the closing of the loan. The aforementioned fee is an agreed upon percentage of the total principal which varies based on the terms of the loan. The borrower has to agree upfront to such service fee and such service fee is not refundable.

Towards the end of each loan term, the Company also provide repayment service to ensure loan repayment process is handled smoothly through our online platform and to assist in release of liens or collaterals if applicable. The Company charges a separate fee for loan repayment service. Loan repayment service is rendered when a loan matures and borrower repays the principal and interest through our online platform. Revenue is recognized when repayment service is rendered and collection of service fee from borrowers is assured. Our repayment service fee is based on an agreed upon percentage on the borrowing times the duration of a loan and is not refundable.

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

Reclassification

Certain reclassifications have been made to the 2016 unaudited condensed consolidated financial statements to confirm to the 2017 unaudited condensed consolidation financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

 Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payment transactions, including the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 with early adoption permitted. The guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Company adopted this guidance during the three months ended March 31, 2017 and the adoption had no impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which provides clarifying guidance and adds some practical expedients in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)”, which addresses the following eight specific cash flow issues with the objective of reducing the existing diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; (6) life insurance policies; (7) distributions received from equity method investees; (8) beneficial interests in securitization transactions; and (9) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The guidance is to be applied using a retrospective transition method to each period presented. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests held through related parties that are under common control”, which requires the reporting entity, in determining if satisfying the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance during the three months ended March 31, 2017 and the adoption had no impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which addresses diversity in practice that exists in the classification and presentation of restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This ASU is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

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

As of June 30, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of June 30, 2017, are that we did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SINO FORTUNE HOLDING CORPORATION

Date: August 21, 2017	By:	/s/ Bodang Liu
Bodang Liu
Chief Executive Officer
(Principal Executive Officer) and Director

Date: August 21, 2017	By:	/s/ Wei Zheng
Wei Zheng
Chief Financial Officer
(Principal Financial Officer)