Form 10-Q
period 2017-09-30
HUI YING FINANCIAL HOLDINGS Corp
filed 2017-11-14
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________.

Commission File Number 001-34998

Hui Ying Financial Holdings Corporation

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☒

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

The number of shares of common stock issued and outstanding as of November 10, 2017 is 72,364,178

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$12,942,309	$8,561,695
Short-term investments	—	8,274,306
Accounts receivable	572,440	281,038
Short-term loans receivable	35,312,326	—
Prepayments	587,237	2,078,926
Other receivables	1,079,850	792,849
Total current assets	50,494,162	19,988,814
Property and equipment - net	792,133	279,408
Investment in an equity investee	2,870,067	—
Intangible assets	15,004	17,745
Total assets	$54,171,366	$20,285,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$470,282	$227,895
Taxes payable	4,002,070	1,285,160
Deferred tax liability	—	16,673
Interest payable	348,252	—
Due to related party	601,538	—
Liabilities from risk reserve fund guarantee, without recourse to the Company	13,101,290	7,297,123
Other payables	519,235	219,911
Total current liabilities	19,042,667	9,046,762

Convertible notes payable	13,189,164	—
Total long-term liabilities	13,189,164	—
Total liabilities	32,231,831	9,046,762

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 598,000,000 shares authorized, 72,364,178 shares issued and outstanding as of September 30, 2017 and December 31, 2016	72,364	72,364
Additional paid-in capital	9,527,326	9,527,326
Retained earnings	11,955,875	2,310,480
Accumulated other comprehensive loss	383,970	(670,965)
Total stockholders’ equity	21,939,535	11,239,205
Total liabilities and stockholders’ equity	$54,171,366	$20,285,967

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

3

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Financing income from entrusted loans	$636,449	$—	$636,449	$—
Loan facilitation and repayment management fees and others	13,646,313	7,074,552	32,332,058	18,382,099
Total revenue	14,282,762	7,074,552	32,968,507	18,382,099

Operating expenses
Selling, general and administrative expenses	7,753,250	5,016,297	20,134,827	15,057,766
Business and related taxes	58,117	82,028	123,657	122,573
Depreciation	64,872	53,629	141,330	119,176
Total operating expenses	7,876,239	5,151,954	20,399,814	15,299,515

Income from Operations	6,406,523	1,922,598	12,568,693	3,082,584

Other income (expenses)
Interest income	27,237	23,657	183,265	83,182
Interest expense and bank charges	(339,300)	(1,486)	(489,840)	(6,312)
Realized gain on investments	93,752	—	310,793	—
Other	(23,702)	17,016	(6,258)	(25,190)
Total other income (expense)	(242,013)	39,187	(2,040)	51,680

Income before provision for income taxes	6,164,510	1,961,785	12,566,653	3,134,264
Provision for income taxes	(1,405,154)	(503,232)	(2,921,258)	(624,721)
Net income	4,759,356	1,458,553	9,645,395	2,509,543

Other comprehensive income
Net unrealized gain on investments (net of tax effect)	(50,018)	—	(50,018)	—
Foreign currency translation adjustment	614,489	(24,158)	1,104,953	(45,326)
Total comprehensive income	$5,323,827	$1,434,395	$10,700,330	$2,464,217

Net income per common share
Basic	$0.07	$0.02	$0.13	$0.04
Diluted	$0.06	$0.02	$0.13	$0.04
Weighted average number of common shares outstanding
Basic	72,364,178	67,500,000	72,364,178	67,500,000
Diluted	78,958,760	67,500,000	74,594,599	67,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$9,645,395	$2,509,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	141,330	119,176
Accrued interest for convertible notes	348,252	—
Changes in operating assets and liabilities:
(increase) decrease:
Accounts receivable	(272,943)	(752)
Prepayments	1,547,000	(720,051)
Other receivables	(246,844)	(802,900)
Increase (decrease):
Accounts payable and accrued liabilities	228,775	(792,708)
Taxes payable	2,601,664	474,045
Due to related party	588,140	—
Liabilities from risk reserve fund guarantee	5,364,095	2,122,641
Other payables	283,324	—
Net cash provided by operating activities	20,228,188	2,908,994

Cash flows from investing activities:
Purchases of property and equipment	(627,301)	(17,886)
Purchase of intangible asset	—	(18,850)
Purchase of short-term investments	(7,345,919)	—
Proceeds from disposal of short-term investments	15,720,267	—
Disbursements for short-term entrusted loans made	(34,525,821)
Investment in an equity investee	(2,806,142)	—
Net cash used in investing activities	(29,584,916)	(36,736)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	13,275,151	—
Net cash provided by financing activities	13,275,151	—

Effect of exchange rate change	462,191	(191,649)

Cash and cash equivalents:
Net increase	4,380,614	2,680,609
Balance at beginning of period	8,561,695	5,712,741
Balance at end of period	$12,942,309	$8,393,350

Supplemental Disclosures of Cash flow Information:
Cash paid for income taxes	$415,719	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

5

Hui Ying Financial Holdings Corporation

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and description of business

Hui Ying Financial Holdings Corporation (“the Company”) (formerly known as Sino Fortune Holding Corporation until its name was changed on September 29, 2017), was incorporated in the State of Nevada on April 18, 2014 under the original name Tapioca Corp. Effective April 18, 2016, the Company amended its name from Tapioca Corp. to Sino Fortune Holding Corporation. Effective on September 29, 2017, the Company amended its name from Sino Fortune Holding Corporation to Hui Ying Financial Holdings Corporation.

On May 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) and on September 14, 2016, the Company entered into an amendment to the Share Exchange Agreement (the “Amendment”) with Benefactum Alliance Holdings Company Limited (“Benefactum Alliance”), a British Virgin Islands company, and all the shareholders of Benefactum Alliance, namely, Mr. Bodang Liu, Avis Genesis Inc. and Manor Goldie Inc. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Benefactum Alliance in exchange for the issuance to the Shareholders an aggregate of 337,500,000 restricted shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on September 29, 2016. As a result, Benefactum Alliance became our wholly owned subsidiary and after the Reverse Merger, the Company had a total of 342,960,000 ( or 68,592,000 after considering the effect of 1:5 reverse stock split approved in June 2017) shares of common stock outstanding and former shareholders of Benefactum Alliance owned 98.41% of the issued and outstanding shares.

The acquisition of Benefactum Alliance was accounted for as a recapitalization effected by a share exchange, wherein Benefactum Alliance is considered the acquirer for accounting and financial reporting purposes (legal acquiree) with no adjustment to the historical basis of its assets and liabilities. Benefactum Alliance’s Shareholders become the majority shareholders and have control of the Company. The Company was a non-operating public shell prior to the acquisition and as a result of the acquisition of Benefactum Alliance, the Company is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. The historical financial statements for periods prior to September 29, 2016 are those of Benefactum Alliance except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization.

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

Benefactum Beijing incorporated Qianhai Zhonghui Business Consultant Co., Ltd (“Qianhai”) On May 9, 2017 and incorporated Puhui Equity Investment Co., Ltd (“Puhui”) on February 24, 2017. Both Qianhai and Puhui are located in Xinjiang Huoerguosi Economic Development Zone, where a favorable income tax holiday is offered for service-oriented entities.

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

The unaudited condensed consolidated financial statements include the accounts of the Company, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, allowance for loan principal receivables, allowance for doubtful accounts, fair value of investments, useful lives of property and equipment, intangible assets, the recoverability of long-lived assets, and deferred income tax. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased. The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis. As of September 30, 2017 and December 31, 2016, the carrying amount of cash equivalent was $7,556,519 and Nil, respectively, which approximates fair value and was determined based upon Level 1 inputs.

Short-term Investments

Short-term investments other than highly liquid ones are classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date, the nature of the investment and its availability for use in current operations. The Company’s investments are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. When we sell an investment, the cost is based on the specific identification method.

Short-term loans receivable, net

Short-term loans receivable represents the outstanding balance of the entrusted loans extended by the Company to borrowers. The Company currently does not have lending license required by relevant laws to extend loans to borrowers directly. Instead, it entrusts a third party who has proper license to facilitate loans with funds provided by the Company. Loans receivable are recorded at unpaid principal balances, net of allowance for loan losses that reflects the Company’s best estimate of the amounts that will not be collected.

The allowance for loan losses is determined at a level believed to be reasonable to absorb probable losses inherent in the loan portfolio as of each balance sheet date. The allowance is provided based on an assessment performed on a portfolio basis. All loans are assessed collectively depending on factors such as delinquency rate, size, and other risk characteristics of the portfolio.

Loan principal are charged off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined the balance is uncollectable. In accordance with ASC 310-10-35-41, the Company determines that any loans with outstanding balance that are 90 days past due are deemed uncollectible and therefore charged-off.

The Company started the lending business of entrusted loans in June 2017 through Qingdao Weichuang private Capital Management Co., Ltd (“Qingdao Weichuang”) as a partner. The Company pays a fixed processing fee equal to 0.15% of the aggregate loan amount to Qingdao Weichuang for facilitating these entrusted loans. All loans receivable consist of loans to small and medium sized enterprise (“SME”) with the term period ranging from 3 months to 6 months. For the three and nine months ended September 30, 2017, the Company did not record any provision for loan losses.

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

Investment in equity investees

For equity investments in entities over which the Company does not have control or significant influence and for which there is no readily determinable fair value, the cost method is used. Under the cost method, the Company carries the investment at cost and recognizes income to the extent of dividends received from the distribution of the equity investee’s post-acquisition profits.

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

The Company considers the carrying amount of cash and cash equivalents, accounts receivable, short-term loan receivable, other receivables, accounts payable, accrued liabilities, convertible debt, other payables and taxes payable approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

As of December 31, 2016	Level 1	Level 2	Level 3	Balance at fair value

Short term investment – wealth products	$—	$—	$8,274,306	$8,274,306
Cash equivalents – money market funds	—	—	—	—
Total	$—	$—	$—	$8,274,306

As of September 30, 2017	Level 1	Level 2	Level 3	Balance at fair value

Short term investment – wealth products	$—	$—	$—	$—
Cash equivalents – money market funds	7,556,519	—	—	7,556,519
Total	$7,556,519	$—	$—	$7,556,519

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3):

Short-term investments	Level 3
Balance, December 31, 2016	$8,274,306
Purchases	7,345,919
Unrealized gains	268,498
Repayments	—
- Principal	(15,720,267)
- Realized gains	(268,498)
Effect of exchange rate change	100,042
Balance, September 30, 2017	$—

The Company measured short-term investments at fair value on a recurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market comparable, quoted market rates of interest, third-party pricing information and discounted cash flow projections, which the Company believes is less sensitive to changes in uncertainty given the short-term nature of these investments with a maturity of six months or less. The short-term investments have been classified and accounted for as available-for-sale with unrealized gains and losses recognized in Other Comprehensive Income under Net Unrealized Gain (Loss) on Investments (net of tax effect). Realized gains and losses on short-term investments available for sale are reclassified from Other Comprehensive Income when applicable and recognized in Other Income (Expense) under Realized Gain (Loss) on Investments. An impairment charge is recorded in earnings in the current period when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three and nine months ended September 30, 2017 and 2016, the Company did not record any other-than-temporary impairments on short-term investments required to be measured at fair value on a nonrecurring basis. See also Note 3 – Short-term investments.

Risk Reserve Fund

In order to better protect the investors' interests on our online platform, the Company has established a risk reserve fund which is generally equivalent to 2% to 5% of all credit extended to borrowers. Prior to an application for credit being made on our platform, the borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2% to 5% of the aggregate amount of the loan, which is deposited directly into the risk reserve fund and recorded as liabilities from risk reserve fund guarantee on the balance sheet. If the borrower cannot be matched with an investor within the fundraising period (no more than 19 days), all amounts deposited by the borrower or guarantor in the risk reserve fund, as the case may be, will be returned. If the borrower is successfully matched with an investor, the risk reserve fund will be refunded to the borrower if the loan is paid in full at maturity.

In the event that a borrower defaults in repaying the loan when it is due, the Company advises the guarantor of such default. If the guarantor cannot make the repayment within the period as stipulated (usually three days), we withdraw a sum equivalent to the outstanding loan amount with interest and penalty at a rate of 0.06% per day from the risk reserve fund to repay investors within three business days. When more than one loan becomes delinquent and the borrower and/or guarantor fail(s) to repay investors, we will use the risk reserve fund to cover the loans in the order in which they become due. If the reserve fund is insufficient to repay investors, the fund shall be allocated on a pro rata basis. The defaulting borrower and/or guarantor is/are obligated to reimburse the risk reserve fund account up to the outstanding loan amount owed with interest and penalty at a rate of 0.06% per day on the outstanding loan amount, which will be recorded as part of the balance of the risk reserve fund liability on the balance sheet.

The risk reserve fund applies only to loans facilitated through our online platform. In the role of transaction intermediary, the Company does not assume credit risk for the loans facilitated through our online platform and our risk reserve liability is limited to the balance of risk reserve fund that the borrowers or guarantors deposit with us. The determination of the risk reserve fund ratio is made by referencing the overdue default loan data for the industry in which the borrower operates its business. Our risk control department starts with the industry default loan data and credit trend then adjusts it appropriately with information collected from current and past borrower profiles in the same industry on our platform, also taking into consideration communications with and updates from guarantors including changes in guarantee fees they charge borrowers and other measures they would take in providing guarantees. Based on the research results, the risk control department then sets the reserve fund ratio for the industry and reviews and adjusts it dynamically if needed from time to time, usually every quarter to six months.

As of September 30, 2017, each loan transaction facilitated on our platform is guaranteed by a third party guarantor who is jointly and severally liable for the loan, except for the third party loan assignment, in which case Creditor Partners seek to sell their rights as creditors on third party loans with borrowers who are not borrowers on our platform. Since these Creditor Partners are usually our third party cooperative partners who refer borrowers to our platform and provide loan guarantee, the Company does not require them to provide a third party guarantor when they seek to sell their creditor rights on our platform. They will provide a "letter of promise," which promises that they will guarantee the loan if the Original Borrower defaults and the Company requires them to deposit 2% to 5% of the loan amount into the risk reserve fund as usual. In the event the Original Borrower defaults and the Creditor Partner also defaults on loan repayment, the Company will pay the investors the sum owed from the risk reserve fund.

Revenue Recognition

Revenues are primarily composed of fees collected from services provided with facilitating loan originations and services provided with assisting in loan repayment process through our online platform.

Loans facilitated through our online platform are mostly short-term loans for working capital purpose, with average life of loan around three to four months. Pursuant to the agreements among the Company, the borrowers and the investors, all principal and interest payments are due and paid off in lump sum at the end of the loan term, with no payments of interest or principal over the duration of the loan. We generally sign electronically a three-party intermediary service agreement with borrowers and investors at the inception of loan, which also specifies the repayment terms with the amounts of principal and interest due at the end of the loan term. The borrowers are obligated to pay a loan origination service fee to us upfront at the time of loan issuance and a loan repayment management fee at the time when the loan is repaid. All loans originated through our online platform are repaid through our online platform. Borrowers are allowed to prepay the loan before the due date, but the borrowers are obligated to pay us the full amount of the loan repayment management fee as if the loans are repaid at the end of the loan term in accordance with agreement.

The Company recognizes revenues under ASC 605 when the following four revenue recognition criteria are met for each revenue type: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

These criteria as they relate to each of the following major revenue generating activities are described below.

Transactions with online platform’s borrowers and investors

The Company generates loan facilitation service fees and loan repayment management fees by providing the following services:

●	Connecting investors to qualified borrowers and facilitating loan origination between the parties;

●	Providing loan repayment service when loan matures, including facilitating the payment channel and monitoring payments from borrowers and to investors;

Loan origination service is rendered when a loan is successfully matched between the lenders and the borrowers; and when a loan is originated. The origination of a loan takes place when the funds provided by the investor are transferred to the borrower. The borrower is obligated to pay loan origination service fee upfront at loan inception and such service fee is not refundable. Revenue is recognized when loan origination service is rendered and fee is collected from borrower upon the closing of the loan. The aforementioned fee is an agreed upon percentage of the total principal which varies based on the duration of the loan.

Towards the end of each loan term, the Company also provide repayment service to ensure loan repayment process is handled smoothly through our online platform and to assist in release of liens or collaterals if applicable. The Company charges a separate fee for loan repayment management service, which is determined based on an agreed upon percentage on the borrowing times the duration of the loan and is not refundable. Borrowers are obligated to pay loan repayment management fee upon repayment of the loan. Loan repayment management fee is recognized upon the borrower paying the principal, interest and our management fee for the loan repayment service through our online platform.

Entrusted loan lending transactions

Financing income (interest) on loans receivable, is accrued and recognized as income when earned. Accrual of interest is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal (e.g. when the loans have been past due by 90 days). Subsequent recognition of income for loans in non-accrual status occurs only to the extent payment is received, subject to the management’s assessment of the collectability of the remaining interest and principal.

Incentives to investors on the online platform

To attract investors to our online platform, the Company provides cash incentives from time to time to qualified investor within a limited period. During the relevant incentive program period, the Company set certain thresholds for the investor to qualify for the cash incentive. When qualified investment is made, the cash incentive is provided to the investor. The cash incentives provided are accounted for as reduction of revenue from investors in accordance with ASC subtopic 605-50. Given the fact that the Company has not generated any revenue from investors since inception, when recording these incentives as a reduction in revenue from investors results in negative revenue for the investors on a cumulative basis, the cumulative shortfall is re-characterized as an expense in accordance with ASC 605-50-45-9, given the inherent uncertainties with the incentive program which may not result in sufficient probable future revenue to the Company to recover such shortfall. For the three and nine months ended September 30, 2017, we recorded cash incentives of $552,832 and $1,539,160, respectively, all of which were re-characterized and recognized as sales and marketing expenses. We did not provide cash incentives during the three and nine months ended September 30, 2016.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at September 30, 2017 and December 31, 2016.

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

The following table outlines the currency exchange rates that were used in creating the condensed consolidated financial statements in this report:

	As of September 30, 2017	As of December 31, 2016
Balance sheet items, except for equity accounts	US$1 = RMB 6.6549	US$1 = RMB 6.9448

	Nine Months Ended September 30,
	2017	2016
Items in the statements of income and cash flows	US$1 = RMB 6.8065	US$1 = RMB 6.5802

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

Default risk is controlled by the application of credit approvals, limits and monitoring procedures. The Company manages default risk through in-house research and analysis of the Chinese economy and the underlying obligors and transaction structures. To minimize default risk, we established a risk reserve funds policy with our borrowers and related guarantors. In accordance with the risk reserve policy, investors are recoverable from the certain portion of unpaid principal and interest repayment of the defaulted loan up to the balance of the risk reserve funds provided by borrowers or his related guarantors. The risk reserve fund being set aside by borrowers or his guarantor equals to 2% to 5% of the loan principal amount for loans facilitated on our platform. There is no limit on the period of time in which an investor can receive payments for unpaid interest and principal from the risk reserve policy, but the Company’s obligation under the risk reserve liability to make payments is limited to the balance of the risk reserve liability at any point in time.

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

Foreign currency exchange risk

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

Reverse Stock Split

On June 20, 2017, the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-5 (the “Reverse Stock Split”). The Reverse Stock Split was effected by the Company filling a Certificate of Change (the “Certificate”) with the Secretary of State of the State of Nevada on June 20, 2017 (the “Effective Date”). As a result of the filing of the Certificate, the number of shares and of the Company’s authorized Common Stock was reduced from 2,990,000,000 shares to 598,000,000 shares and the issued and outstanding number of shares of the Company’s Common Stock was correspondingly decreased, with no change in par value per share. The Company received FINRA’s approval of the Reverse Stock Split on August 7, 2017. The Company has retroactively restated all shares and per share data for all the periods presented.

Recent Accounting Pronouncements

In September 2017, the FASB has issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Note 3 – Short-term investments

On November 7 and December 16, 2016, in order to increase return of the Company’s excess cash held in banks, the Company entered into two short-term entrusted financial management contracts (the “Contracts”) with Shandong Wenye Investment Co., Ltd. (“Wenye”). The contracts provide that the Company entrusted $7,377,434 (or RMB 50 million) and $1,032,841 (or RMB 7 million) in principal, respectively, to Wenye to make investments in principal guaranteed short-term wealth products for the Company. Balance of the short-term investments was $8,274,306 as of December 31, 2016 including the unrealized gain of these investments. The term of both contracts was for six months and upon maturity of these investments in May and June of 2017, respectively, Wenye repaid the entrusted principals with accumulated investment return of $219,230 (or RMB 1,492,192).

In May 2017, the Company entered into an agreement with Jiangxi Bank to purchase a principal-guaranteed wealth management product. Principal of the wealth management product is $7,377,434 (or RMB 50 million) and term of the product was for 68 days from May 3 to July 10, 2017 with annualized rate of return of 3.60%. Upon maturity, Jiangxi Bank repaid the investment principal with accumulated investment return of $49,268 (or RMB 335,342) on July 11, 2017.

Note 4 – Accounts receivable

Accounts receivable include service fees generated through our loan original service and loan repayment service. As of September 30, 2017 and December 31, 2016, the Company has service fee receivable balance of $572,440 and $281,038, respectively, from ChinaPnR.

ChinaPnR is a licensed third party online payment service, who assists us in the disbursement and repayment of loans facilitated through our online platform as well as deducts and remits service fees to us. ChinaPnR usually remits our service fee to our bank account on the next day. The receivable balance from ChinaPnR is due to the timing difference at end of the periods. All service fee receivable are considered fully collectible and no allowance is deemed necessary.

Note 5 – Short-term loans receivable

In June 2017, the Company started to lend entrusted loans through Qingdao Weichuang, a licensed loan provider under the PRC regulations, to SME and individual borrowers in China. As of September 30, 2017, the Company granted entrusted loans in the aggregate principal amount of $35,312,326 (or RMB 235 million) to SME borrowers. The loans are short-term loans with typical loan terms between three and six months, and interest payable on a monthly basis. Interest rates charged are based on negotiation with borrowers, taking into consideration of factors such as duration of the loan, the industry in which the borrower conducts its business, its credit history, financial condition, operating results and cash flows etc.

In connection with execution of the entrusted loan contracts, each borrower is required to engage a third party guarantor, pursuant to which the guarantor has agreed to guarantee the obligation under the entrusted loan contract. The Company pays a processing fee equal to 0.15% of the aggregate loan amount to Qingdao Weichuang for facilitating these entrusted loans. The sister of Mr. Bodang Liu, our chief executive officer and chairman, owns 48.41% of the outstanding equity interests in Qingdao Weichuang. For the three and nine months ended September 30, 2017, the processing fee expense paid to Qingdao Weichuang amounted to $38,566 and $48,857, respectively.

Note 6 – Prepayments

The following is a summary of prepayments as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Prepaid service fees (i)	$503,198	$2,071,013
Prepayment for rent	57,163	—
Prepayment for advertising	26,876	—
Down payment for fixed asset	—	7,200
Others	—	713
Prepayments	$587,237	$2,078,926

(i)	We pay a service fee to third-party service providers based on the amount of loans the service providers refer to us. In April 2016, the Company entered into a cooperation agreement with Shanghai Nami Financial Consulting Co., Ltd (“Nami”), amended in October 2016, pursuant to which Nami will refer potential investors to us, and in turn we will pay Nami a service fee based on the number of new registered investors and the amount of loans extended by the investors it refers to us. To secure and grow the cooperation relationship, the Company agreed to make prepayment to Nami. As of September 30, 2017, the balance of prepaid service fee was $503,198, with $459,598 paid to Nami and $43,598 to other service providers, which are refundable if the service providers fail to refer potential investors to us. For the three and nine months ended September 30, 2017, the referral fee paid to Nami amounted to $4,836,228 and $10,917,505, respectively. For the three and nine months ended September 30, 2016, the referral fee paid to Nami amounted to $2,781,186 and $4,906,807, respectively.

Note 7 – Other receivables

The following is a summary of other receivables as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Security deposit	$83,373	$106,489
Business-related advances	821,462	686,360
VAT receivable	175,015	—
Other receivables	$1,079,850	$792,849

Security deposit represents various deposits made to vendors for lease, renovation and other services. Advances and loans are amounts advanced or lent without interest to employees and vendors for out-of-pocket expenses and business transactions.

Note 8 – Investment in equity investees

On September 1, 2017, the Company acquired 4.4538% of equity interests in Shenzhen TouZhiJia Financial Information Service Co., Ltd. (“Shenzhen TouZhiJia Financial”) from three individuals with a total cash consideration of $2,870,067 (RMB 19.1 million). The equity interest the Company acquired was held through three limited partnerships wherein each partnership’s sole purpose is to hold the equity interest of Shenzhen TouZhiJia Financial.

For the purpose of investment, the Company acquired 35.1%, 61.7% and 65.54% equity interests of these three limited partnerships, respectively, which represent 1.4259%, 0.7175% and 2.3104% of the ownership interest in Shenzhen TouZhiJia Financial, respectively. Due to the fact that the only asset in these limited partnerships are their equity investments in Shenzhen TouZhiJia Financial, the Company believes that the acquisition of the equity interest of these limited partnership constitute as an acquisition of an asset rather than an acquisition of a business. The Company doesn’t have significant influence nor control over Shenzhen TouZhiJia Financial. The equity interest in Shenzhen TouZhiJia Financial does not have readily determinable fair value. As a result, the Company accounted for this investment under cost method. As of September 30, 2017, no impairment loss was recognized.

Shenzhen TouZhiJia Financial’s main businesses include vertical Peer-to-Peer (“P2P”) search engine, private wealth management and secondary loan exchange services. Shenzhen TouZhiJia Financial, as a service provider, refers potential investors to the Company through online channel (Note 12). The Company believes this investment could offer new opportunities for operational synergies in the financial information service industry.

Note 9 – Taxes payable

The following is a summary of taxes payable as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Value-added tax	$300,632	$194,178
Corporate income tax	3,615,689	996,274
Withholding tax	14,875	27,505
Business & related taxes	70,874	67,203
Taxes payable	$4,002,070	$1,285,160

Note 10 – Liabilities from risk reserve fund guarantee

To minimize default risk, we offer a private loan risk reserve fund which is 2-5% of the credit extended to the third-party guarantors or borrowers who do not have a guarantor, though a risk reserve fund is not a regulatory requirement. Prior to an application for credit being made on our platform, borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2-5% of the amount being loaned, which shall be deposited directly into the risk reserve account. Under our risk reserve fund arrangement, the risk reserve fund will be refunded to the borrowers (or guarantors) if the loan is paid in full at maturity. The private loan risk reserve is deposited directly into a bank account owned by the company at a third party depository institution and can be refunded directly from such bank account. The Company is not restricted to use any of these loan risk reserve fund if needed.

If a loan is delinquent for a certain period of time, usually within 3 business days, we will withdraw a sum, equal to the overdue principal and interest, from the risk reserve fund to repay the investor (up to the total amount of reserve funds maintained with us by the guarantor of the default loan or the borrower who does not have a guarantor). No such payments were made from the risk reserve fund during the three and nine months September 30, 2017 and 2016.

The following is a roll-forward of the private loan risk reserve fund for the nine months ended September 30, 2017 and 2016:

Private loan risk reserve	2017	2016
Balance at beginning of period	$7,297,123	$5,410,913
Increase for new loans	26,856,281	19,734,407
Refund for loan payoffs	(21,492,187)	(17,931,427)
Withdrawals for delinquent loans	—	—
Repayments for delinquent loans	—	—
Effect of exchange rate change	440,073	(169,128)
Balance at end of period	$13,101,290	$7,044,765

Note 11 – Convertible notes payable

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

Following the first anniversary of the issuance date of Notes, if the closing price of the Common Stock is equal to or greater than 130% of the Conversion Price for 20 business days within a 30 consecutive business day period, the principal and accrued interest under the Notes may be repaid at the option of the Company without penalty or premium. Following the second anniversary of the issuance date of the Notes, if the closing price of the Common Stock is less than 70% of the Conversion Price for 20 business days within a 30 consecutive business day period, and (i) the Company has an effective current registration statement and (ii) the average trading volume of the Common Stock for such prior 30 consecutive business days is at least 10,000 shares, then the Investors may redeem and declare due any or all of the Notes. If this right of redemption is exercised, the interest rate shall be reduced to 3% per annum. The Notes contain various events of default provisions, which, if breached, may result in the acceleration of all obligations under the Notes.

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

Since the fair value of the common stock into which the above-mentioned note is converted at the date of the Purchase Agreement is same as the conversion price and the average stated interest rate is in line with the market rate, the Company concludes that there is no beneficial conversion feature associated with the Notes. For the three and nine months ended September 30, 2017, the financing expense amounted to $199,464 and $348,252, respectively.

Note 12 – Related party transaction

On September 1, 2017, the Company acquired 4.4538% of equity interests in Shenzhen TouZhiJia Financial, which refers potential investors to the Company through online channel (Note 8). The Company incurred $136,110 referral service expense to Shenzhen TouzhiJia Financial for the period from September 1 to September 30, 2017. As of September 30, 2017, the referral service fee payable to Shenzhen TouZhiJia Financial was $601,638.

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

United States

The Company is subject to the U.S. Tax law at tax rate of 34%. No provision for the U.S. federal income taxes has been made as the Company had no U.S. taxable income for the periods presented, and its earnings are permanently invested in PRC.

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

China

Benefactum Shenzhen and Benefactum Beijing were incorporated in PRC and are subject to income taxes on income arising in or derived from the PRC in which they are domiciled. The applicable statutory tax is 25%. Qianhai and Puhui are located in Xinjiang Huoerguosi Economic Development Zone and enjoy five-year income tax exemption starting from their first profitable year in 2017, followed by a reduced income tax rate of 12.5% for the subsequent five years.

The provision for income taxes consists of the following for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Current:	2017	2016	2017	2016
United States	$—	$—	$—	$—
Hong Kong	—	—	—	—
China	1,405,154	503,232	2,921,258	624,721
Current provision	1,405,154	503,232	2,921,258	624,721

Deferred:
United States	—	—	—	—
Hong Kong	—	—	—	—
China	—	—	—	—
Deferred provision	—	—	—	—
Total provision for income taxes	$1,405,154	$503,232	$2,921,258	$624,721

Reconciliations of the differences between the PRC statutory income tax rate and the Company’s income tax provision for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before provision for income taxes	$6,164,510	$1,961,785	$12,566,653	$3,134,264
PRC statutory rate of 25%	$1,541,128	$490,446	$3,141,664	$783,566
Tax holiday effect and others	(135,974)	—	(220,405)	—
Non-deductible expense and others per PRC tax code	—	12,786	—	—
Net loss carry forward	—	—	—	(158,845)
Income tax provision	$1,405,154	$503,232	$2,921,258	$624,721

For the three months ended September 30, 2017, the tax holiday effect on basic and diluted net income per share were $0.0019 per share and $0.0017 per share, respectively. For the three months ended September 30, 2016, the tax holiday effect on basic and diluted net income per share were both $0.003 per share.

Note 14 – Stockholders’ equity

In June 2017, the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of 1-for-5. The Company effected the reverse stock split through filing a Certificate of Change with the Secretary of State of the State of Nevada on June 20, 2017. The issued and outstanding number of shares has been retroactively restated to reflect this reverse stock split.

Note 15 – Earnings per share

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2017 and 206:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income - basic	$4,759,356	$1,458,553	$9,645,395	$2,509,543
Reversal of financing expense on convertible note payable	199,464	—	348,252	—
Net income - diluted	4,958,820	$1,458,553	$9,993,647	$2,509,543

Denominator:
Weighted average number of shares - basic	72,364,178	67,500,000	72,364,178	$67,500,000
Conversion of convertible note payable	6,594,582	—	2,230,421	—
Weighted average number of shares - diluted	78,958,760	67,500,000	74,594,599	67,500,000

Net income per share - basic	$0.07	$0.02	$0.13	$0.04
Net income per share - diluted	$0.06	$0.02	$0.13	$0.04

Note 16 –Concentrations and Risks

ChinaPnR

We have contracted with a licensed third party online payment service, ChinaPnR, to assist in the disbursement and repayment of loans. Both investor and borrower would open accounts with ChinaPnR and authorize ChinaPnR to manage their accounts. The investor will fund the loan amount in his/her account under ChinaPnR, which would then disburse this loan amount to the borrower net of our loan origination service fees which it will remit to us.

When the borrower repays the loan to ChinaPnR, he/she will deposit the loan repayment management fee along with the principal loan amount and interest. ChinaPnR will then disburse the principal loan amount and interest back to investor and loan repayment management service fee to us.

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

Jiangxi Bank

In February 2017, the CBRC released the Guidance to regulate funds depositories for online lending intermediaries. The Guidance defines depositories as commercial banks that provide online lending fund depository services. In compliance with the regulatory requirement, we engaged Jiangxi Bank, a qualified banking financial institution, in March 2017 as our funding depository service provider. Relevant Chinese regulations require us to enter into fund depository agreement with only one commercial bank to provide fund depository services. Upon successful system transition from ChinaPnR to Jiangxi Bank in July 2017, Jiangxi Bank started to assist in the disbursement and repayment of loans. Both investors and the borrowers open accounts with Jiangxi Bank and authorize Jiangxi Bank to manage their accounts. The investor funds the loan amount in his/her account with Jiangxi Bank, which disburses loan amount to the borrower net of our service fees, which is remitted to us. When the borrower repays the loan to Jiangxi Bank, they deposit the loan repayment management fee along with the principal loan amount and interest. Jiangxi Bank then disburses the principal loan amount and interest back to the investor and remits the repayment management fee to us.

Currently, investors are not charged for deposits made to their accounts in Jiangxi Bank. Borrowers are charged a processing fee by Jiangxi Bank in the amount of 0.10% (with a minimum of RMB 2) of the loan amount when the funds are deposited into the borrower’s Jiangxi Bank account. When borrowers and investors withdraw money from their Jiangxi Bank accounts, they pay a processing fee of RMB 1 per transaction.

Foreign currency risk

The Company maintains certain bank accounts in the PRC which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. Cash and cash equivalents balance held in PRC bank accounts was $12,942,309 and $8,561,695 as of September 30, 2017 and December 31, 2016, respectively, of which no deposits were covered by insurance. For the three and nine months ended September 30, 2017 and 2016, all of the Company’s assets and operations were located in the PRC and all of the Company’s revenues were derived from the PRC.

Concentrations risk

No customer accounted for more than 10% of revenues for the three and nine months ended September 30, 2017 and 2016.

91% and 83% of the loans facilitated through our platform for the three and nine months ended September 30, 2017 were referred through three and two investor referral groups, respectively. 88% and 58% of the loans facilitated through our platform for the three and nine months ended September 30, 2016, respectively, were referred through one investor referral group. Any loss of referrals from these referral groups may have a material impact on the Company’s operation results.

Note 17 – Subsequent event

For purpose of preparing these unaudited condensed consolidated financial statements, the Company considered events through November 14, 2017, which is the date the consolidated financial statements were available for issuance. Except for those disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

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

Overview

We are one of the leading online lending intermediary platforms in PRC. According to information from Wang Dai Zhi Jia (www.wdzj.com)’s ranking report in September 2017, a third-party information platform that specializes in providing information in China’s internet finance industry, we were ranked 34th in China based on the loan volume facilitated through the platform in the month of September 2017.

We are a holding company that, through our wholly-owned subsidiaries, Benefactum Alliance, Benefactum Sino and Benefactum Shenzhen and our contractually controlled and managed company, Benefactum Beijing, operates an electronic online financial platform, www.hyjf.com, which is designed to match investors with SMEs and individual borrowers in China. We believe our services provide an effective financial credit facility solution to under-served SMEs and individual borrowers. In addition, our online financial platform provides investors with attractive returns ranging from 6.5%-12% based on the amount and term of different investment. Investors have the option to individually select specific loans to invest in. We also set aside a risk reserve fund with the aim of limiting losses to investors from borrower defaults. In addition, we provide investors with access to a liquid secondary market, giving them an opportunity to exit their investments before the underlying loans become due.

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

We generate revenue from our services that facilitate matching investors with individual and SME borrowers through our online platform. The Company’s revenues are composed of fees collected from services provided with facilitating loan originations and services provided with assisting in the repayment process through our online platform.

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

Loan Repayment Management Fee

For our services that assist in repayments of outstanding loans through our online platform, we charge a separate fee from borrowers for each loan repayment facilitated by us, which is accounted for as revenue, and immediately remitted to us when a loan matures and the borrower repays the loan. The loan repayment management fee is based on an agreed upon percentage around 0.3% on the borrowing times the duration of the loan and is collected from the borrower upon repayment of the loan.

Key Operating data

Total number of loans facilitated through our online platform increased from 2,818 in 2015 to 8,739 in 2016 and 12,668 for the nine months ended September 30, 2017. The value of loans facilitated increased from $513.0 million in 2015 to $818.5 million in 2016 and $956.6 million for the nine months ended September 30, 2017. The number of borrowers increased from 571 in 2015 to 1,067 in 2016 and 1,444 in the first nine months of 2017, with repeat borrower rates increasing from 9% in 2015 to 15% in 2016 and 21% in the first nine months of 2017.

The number of investors decreased 8% from 43,302 in 2015 to 39,999 in 2016 then increased to 53,754 in the first nine months of 2017. The decrease in 2016 was due to a change in our marketing and promotion strategy to attract and retain “better quality” registered investors in terms of stability, activeness and amount of capital available to invest. The decrease was also due to certain measures we took in anticipation of the implementation of the Interim Administration Measures for the Business Activities of Peer-to-Peer Lending Information Intermediaries” (the “Draft Measures”) published by the CBRC, the Ministry of Industry & Information Technology, the Ministry of Public Security and the State Internet Information Office in December 2015. In April 2016 we reduced our in-house sales team and started to acquire investors primarily through third-party referral service providers. The transition from having an in-house sales team to outsourcing the acquisition of investors to third-party referral service providers was a factor in the decrease in investors during 2016. Since the referral service providers were new partners, they did not have full knowledge of our sales and marketing strategies, therefore they could not immediately commence processes to attract new investors, which also negatively impacted the number of investors in 2016. The number of investors significantly increased in the first nine months of 2017 resulted from our continuous efforts in marketing with our referral service providers.

Repeat investor rates increased from 42% in 2015 to 56% in 2016 and remained 56% in the first nine months of 2017. Loans outstanding increased from $186.0 million as of December 31, 2015 to $246.1 million as of December 31, 2016 and $443.6 million as of September 30, 2017. In anticipation of the implementation of the Draft Measures, we altered our strategy in 2016 and shifted our business focus toward attracting more small-enterprise borrowers, which required us to gradually decrease the loan amounts facilitated for each loan in order to meet the requirements of the Draft Measures. This led to the decrease in the average loan amount from $182,039 in 2015 to $93,658 in 2016 and $75,516 in the first nine months of 2017. The loan origination service fee we charge is 1.5% to 3% of the loan amount, depending on duration of the loan. The lower average loan amount will lead to lower loan origination service fee per transaction for loans with the same duration. While the average loan duration in first nine months of 2017 did not vary significantly from 2016 and 2015, the decrease in the average loan amount resulted in lower loan origination service fee per transaction. However, the aggregate amount of service fees earned in the first nine months of 2017 was unaffected since the platform was able to increase the total volume of loans facilitated.

The main operating metrics we consider are set forth in the table below for the periods indicated:

	Nine Months Ended September 30,	Year Ended December 31,
	2017	2016	2015
Number of borrowers	1,444	1,067	571
Repeat borrower rate	21%	15%	9%

Number of investors	53,754	39,999	43,302
Repeat investor rate	56%	56%	42%

Loan volume
Number of loans	12,688	8,739	2,818
Value of loans (in US$ millions)	$956.6	$818.5	$513.0
Average loan amount	$75,516	$93,658	$182,039

Loans outstanding at end of period (in US$ millions)	$443.6	$246.1	$186.0

The following tables set forth loan volume facilitated through our online platform by product and guarantor type, including both number and value of loans.

	Nine Months Ended September 30,	Year Ended December 31,			Nine Months Ended September 30,	Year Ended December 31,
	2017	2016	2015		2017	2016	2015
Loan volume by product:				Loan volume by guarantor:
Number of loans				Number of loans
Xin Shou Zhuan Qu (1)	366	163	44	Pawn shops	6,959	6,152	1,489
Cai Fu Hui (2)	8,962	5,288	2,266	Financing guarantee companies	476	351	17
Zun Xiang (3)	348	139	—	Asset or investment management companies	2,148	1,143	—
Hui Ji Hua (4)	—	7	—	Micro credit companies	875	837	308
You Xuan Zhai Quan (5)	241	—	—	Others	2,210	256	1,005
Zhai Quan Zhuan Rang (6)	2,751	3,141	503	Total	12,668	8,739	2,818
Hui Xiao Fei (7)	—	1	5	Value of loans (in US$ millions)
Total	12,668	8,739	2,818	Pawn shops	$648.0	$572.3	$323.4
Value of Loans (in US$ millions)				Financing guarantee companies	37.3	46.2	1.9
Xin Shou Zhuan Qu (1)	$11.6	$63.4	$0.3	Asset or investment management companies	56.5	71.8	—
Cai Fu Hui (2)	872.1	734.0	508.6	Micro credit companies	97.2	111.6	100.5
Zun Xiang (3)	18.3	10.6	—	Others	117.6	16.7	87.3
Hui Ji Hua (4)	—	0.2	—	Total	$956.6	$818.5	$513.0
You Xuan Zhai Quan (5)	38.1	—	—
Zhai Quan Zhuan Rang (6)	16.5	10.2	3.7
Hui Xiao Fei (7)	—	0.1	0.3
Total	$956.6	$818.5	$513.0

(1)	Xin Shou Zhuan Qu: loan projects exclusive for new investors for them to experience the online registration, fund injection and investing processes.
(2)	Cai Fu Hui: the blanket name for all loan products which are approved and posted on our platform after their borrowers’ profiles are collected and assessed for credit risk but cannot be classified into any of the other six product types.

(3)	Zun Xiang: exclusive service for qualified VIP investors which offers premiere services with higher investment returns.
(4)	Hui Ji Hua: convenient and efficient automatic investment service that, with the investors’ prior authorizations, offers automatic and diversified investment portfolio.
(5)	You Xuan Zhai Quan: asset trading products promoted in conjunction with local financial asset exchanges
(6)	Zhai Quan Zhuan Rang: specially designed service that allows investors to transfer their creditors’ rights on our platform prior to the expiration date of the loans.
(7)	Hui Xiao Fei: loan products designed jointly with cooperative partners with focus on consumer financing.

Important Factors Affecting Our Results of Operations

Major factors affecting our results of operations include the following:

●	Economic Conditions in China

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

We primarily attract borrowers through our own platform and referrals from third party guarantors, although the general public may also access our platform and submit a borrower profile online. We also acquire borrowers through referrals from financial institutions we partner with. As of June 30, 2017, we have entered into cooperation agreements with four pawn shops, three guaranty companies, a micro loan companies, an asset management company, an information technology company, an investment consulting company, a technology company, an investment management company, a financial services company, and technology development companies. Other than online investors, we attract investors through cooperative relationships with institutions. To obtain investors more efficiently, Benefactum Beijing has entered into co-operative agreements with several third-party referral service providers, pursuant to which those service providers will refer potential investors to Benefactum Beijing while Benefactum Beijing will pay those service providers service fees based on the value of loans those referred investors actually lend through Benefactum Beijing.

Although we do not provide incentives to borrowers to apply to the platform, as part of our strategy to attract investors, we offer investment principal coupons and interest premium coupons to investors during promotions. Investment principal coupon has a face value usually under RMB 300 each, which may be combined for use not to exceed RMB 1,000 by an investor at any given time and which can be used at the time of investment to be added to the investment principal, thereby reducing the cash contribution made by the investor. Interest premium coupon, with face value of 0.5%, 1%, 1.5% or 2% each, not to be used in combination, can be applied at the time of investment to “boost” the interest rate the investor will receive. Our platform pays the added investment principals and interests to investors for using investment principal coupons when investors receive their investment principal back and when they receive interest payments, respectively; our platform also pays the added interests to investors for using interest premium coupons.

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

●	We evaluate the borrower’s repayment ability via our pre-transaction credit assessment and fraud detection using our big data credit assessment system. Potential borrowers who do not meet our credit assessment grade are denied;

●	We offer a risk reserve fund which is 2-5% of the credit extended to the borrowers;

●	Each loan transaction facilitated on our platform is guaranteed by a third party guarantor who is jointly and severally liable for the loan, in certain instances the third party guarantor may require the borrower to collateralize the guaranty, however we do not require borrowers to provide collateral directly to investors as security for the loans;

●	We prohibit borrowers from having more than one loan outstanding at a time, and require the borrower to undergo a subsequent review prior to facilitating any future new loans; and

●	Additionally, after the debt financing is provided to the borrower, the guarantor will monitor the borrower’s performance and will provide the platform with the feedback on the borrower’s credit condition, contract performance and debt repayment capabilities. In the event of any material development resulting in a negative turn in a borrower’s financial standing and potential ability to repay its loan, our management will determine the proper action to take to avert or minimize the risk of non-payment.

●	Ability to Innovate

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

The regulatory environment for the peer-to-peer lending service industry in China is developing and evolving, creating both challenges and opportunities that could affect our financial performance. Due to the relatively short history of the peer-to-peer lending service industry in China, the PRC government is in the process of building a regulatory framework governing our industry.

We will continue to make efforts to ensure that we are compliant with the existing laws, regulations and governmental policies relating to our industry and to comply with new laws and regulations or changes under existing laws and regulations that may arise in the future. While new laws and regulations or changes to existing laws and regulations could make loans more difficult to be accepted by investors or borrowers on terms favorable to us, or at all, these events could also provide new product and market opportunities. For more details, please see “Regulations - Regulations on Value-Added Telecommunication Services” and “Regulations on Peer-to-Peer Lending Service Provider”.

Recent Developments

In March 2017, we engaged Jiangxi Bank to provide fund depository services for our marketplace, pursuant to which Jiangxi Bank will set up separate accounts for borrowers and investors, and assume fund depository functions including settlement, accounting and safeguarding online lending capital. Third-party payment agents operate as the payment channels and only transfer funds to and from fund depository accounts. Relevant Chinese regulations require us to enter into a fund depository agreement with only one commercial bank to provide fund depository services. For more details, see “Regulations on Peer-to-Peer Lending Service Provider.”

On June 20, 2017 the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-5 (the “Reverse Stock Split”). The Reverse Stock Split was effective on June 20, 2017 (the “Effective Date”). On August 7, 2017, the Reverse Stock Split was reflected on the OTCQB. As a result of the Reverse Stock Split, every five issued and outstanding shares of the Company’s Common Stock have been automatically combined into one issued and outstanding share. This reduced the total number of issued and outstanding shares of Common Stock from 361,820,246 to approximately 72.4 million, and the Company’s authorized shares of Common Stock also have been reduced from 2,990,000,000 to 598,000,000. No fractional shares were issued. All fractional shares created by the Reverse Stock Split were rounded up to the nearest whole share.

On June 30, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which we issued and sold senior convertible promissory notes in the aggregate principal amount of $13,189,164 (RMB 90,357,317) (the “Notes”), convertible into shares of the Company’s common stock (the “Common Stock”) following June 30, 2018 at a conversion price of $2.00 per share (the “Conversion Price”) in a private placement (the “Private Placement”). The Notes mature on June 30, 2020 and accrue interest at a rate of 6%, 7% and 8% per annum for each of the first, second and third year, respectively, with such interest payable annually. In event of a conversion of the Notes, the Investors have agreed to a one year lock-up period with respect to the shares of Common Stock issuable upon conversion of the Notes commencing on the applicable conversion date of the Notes. The Notes are secured by a pledge of shares of the Common Stock pursuant to a stock pledge agreement (the “Stock Pledge Agreement”) between Avis Genesis Inc., a majority shareholder of the Company, and the Note investors on the basis of one share of Common Stock per $1 loaned under the Note, for an aggregate of 13,189,450 shares. Other than the shares pledged pursuant to the Stock Pledge Agreement, there is no recourse against the Company upon a default of the Notes.

In the end of June 2017, the Company started to lend entrusted loans through Qingdao Weichuang, a licensed loan provider under the PRC regulations, to SME and individual borrowers in China. The loans are short-term loans with typical loan terms between three and six months, and interest payable on a monthly basis. In connection with the entrusted loan contracts, Benefactum Beijing also entered into entrusted loan guarantee contracts with guarantors, pursuant to which the guarantors have agreed to guarantee the obligations under the entrusted loan contracts. Benefactum Beijing pays a processing fee equal to 0.15% of the aggregate loan amounts to Qingdao Weichuang for issuing the entrusted loans. The sister of Mr. Bodang Liu, our chief executive officer and chairman, owns 48.41% of the outstanding equity interests in Qingdao Weichuang.

On September 1, 2017, the Company acquired 4.4538% of equity interests in Shenzhen TouZhiJia Financial Information Service Co., Ltd. (“Shenzhen TouZhiJia Financial”) from three individuals with a total cash consideration of $2,870,067 (RMB 19.1 million). The equity interest the Company acquired was held through three limited partnerships wherein each partnership’s sole purpose is to hold the equity interest of Shenzhen TouZhiJia Financial. Due to the fact that the only asset in these limited partnerships are their equity investments in Shenzhen TouZhiJia Financial, the Company believes that the acquisition of the equity interest of these limited partnership constitute as an acquisition of an asset rather than an acquisition of a business. The Company doesn’t have significant influence nor control over Shenzhen TouZhiJia Financial.

On September 27 and September 29, 2017, we filed Articles of Merger and a Certificate of Correction, respectively, with the Secretary of State of Nevada to effect a change in our corporate name from “Sino Fortune Holding Corporation” to “Hui Ying Financial Holdings Corporation”. The name change was the result of a merger of our wholly-owned subsidiary, “Hui Ying Financial Holdings Corporation”, with and into us to effect the name change. We are currently in the process of requesting FINRA approval of the name change. As a result, our new corporate name has not yet been reflected on the OTCQB.

Changes in Financial Position

The following table sets forth selected information from our consolidated balance sheet as of September 30, 2017 and December 31, 2016. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this prospectus.

	As of September 30,	As of December 31,
	2017	2016
	(Unaudited )

Selected Consolidated Balance Sheets Data
Assets:
Cash and cash equivalents	$12,942,309	$8,561,695
Short-term investments	—	8,274,306
Short-term loans receivable	35,312,326	—
Prepayments	587,237	2,078,926
Total assets	50,494,162	19,988,814
Liabilities
Liabilities from risk reserve fund guarantee, without recourse to the Company	13,101,290	7,297,123
Convertible notes payable	13,189,164	—
Accounts payable and accrued liabilities	470,282	227,895
Taxes payable	4,002,070	1,285,160
Total liabilities	32,231,831	9,046,762

Cash and Cash Equivalents

As of September 30, 2017, our cash and cash equivalents balance was approximately $12.9 million, representing an increase of $4.4 million from approximately $8.56 million as of December 31, 2016. During the nine months ended September 30, 2017, we received cash proceeds in the amount of approximately $13.3 million from the issuance of convertible notes, and net cash provided by operating activities amounted to approximately $20.2 million, which was partially offset by negative cash flows from investing activities of approximately $29.6 million. The rest of the increase in the cash balance is attributable to the exchange rate change of approximately $0.5 million.

Short-term Investments

Short-term investments consist of principal-guaranteed investments placed with investment management companies and wealth management products offered by commercial banks, with maturities within six months. Balance of short-term investments as of December 31, 2016 was $8,274,306, consisting of the six-month wealth management products purchased with Shandong Wenye Investment Co., Ltd., which expired in the second quarter of 2017 and fully collected by the Company.

Short-term Loans Receivable

In June 2017, the Company launched entrusted loan service through a licensed loan provider to small and medium-sized enterprises (“SME”) and individual borrowers in China. As of September 30, 2017, all the entrusted loans issued were short-term with maturities within six months and the balance of loans receivable amounted to $35,312,326. We did not have such service for the years ended December 31, 2016.

Prepayments

The following is a summary of prepayments as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Prepaid service fees	$503,198	$2,071,013
Prepayment for rent	57,163	—
Prepayment for advertising	26,876	—
Down payment for fixed asset	—	7,200
Others	—	713
Prepayments	$587,237	$2,078,926

As of September 30, 2017, the prepayment balance decreased by $1.5 million from December 31, 2016, which was mainly due to a reduction in our prepaid service fees to our service providers.

Liabilities from risk reserve fund guarantee, without recourse to the Company

To minimize default risk, we offer a private loan risk reserve fund which is 2-5% of the credit extended to the third-party guarantors or borrowers who do not have a guarantor, though a risk reserve fund is not a regulatory requirement. Prior to an application for credit being made on our platform, borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2-5% of the amount being loaned, which shall be deposited directly into the risk reserve account and will be refunded to the borrowers (or guarantors) if the loan is paid in full at maturity. Balance of the risk reserve fund increased by 79.5% from $7,297,123 as of December 31, 2016 to $13,101,290 as of September 30, 2017, primarily due to the significant growth of loans facilitated through our online platform.

Convertible Notes Payable

On June 30, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which we issued and sold senior convertible promissory notes in the aggregate principal amount of $13,189,164 (RMB 90,357,317) (the “Notes”), convertible into shares of the Company’s common stock (the “Common Stock”) following June 30, 2018 at a conversion price of $2.00 per share (the “Conversion Price”) in a private placement (the “Private Placement”). The Notes mature on June 30, 2020 and accrue interest at a rate of 6%, 7% and 8% per annum for each of the first, second and third year, respectively, with such interest payable annually. In event of a conversion of the Notes, the Investors have agreed to a one year lock-up period with respect to the shares of Common Stock issuable upon conversion of the Notes commencing on the applicable conversion date of the Notes. Among other terms, the Notes contain various events of default provisions which if breached, may result in the acceleration of all obligations under the Notes.

Accounts payable and accrued liabilities

The accounts payable and accrued liabilities increased by $0.2 million from $0.2 million as of December 31 2016 to $0.5 million as of September 30, 2017. The increase was primarily due to increasing service fee payable to our referral service providers as of September 30, 2017.

Taxes payable

The taxes payable balance increased by $2.7 million from $1.3 million as of December 31 2016 to $4.0 million as of September 30, 2017. The higher taxes payable balance as of September 30, 2017 was primarily due to the fact the income tax payable balance increased from $1 million as of December 31, 2016 to $3.6 million as of September 30, 2017, which was in line with our growth in earnings during the first nine months of 2017.

Results of Operations

Three Months Ended September 30, 2017 and 2016

The following table sets forth a breakdown of revenue for the periods indicated, both in dollar amount and as a percentage of total revenues. The information should be read together with our unaudited condensed consolidated interim financial statements and related notes included elsewhere in this report.

	Three Months Ended September 30,
	2017		2016
	Amount	% of Total	Amount	% of Total
Loan origination service fees	$8,392.527	59%	$5,106,877	72%
Loan repayment management fees	5,253,786	37%	1,967,675	28%
Financing income from entrusted loans	636,449	4%	—	—
Total	$14,282,762	100%	$7,074,552	100%

Revenue

Our revenues for the three months ended September 30, 2017 and 2016 mainly consisted of loan origination service fees and repayment management fees we charge borrowers on the loans facilitated through our online platform. We also generated financing income through our entrusted loan business for the three months ended September 30, 2017 while no such business for the three months ended September 30, 2016.

The online Peer-to-Peer lending platform industry has experienced rapid growth in China in recent years, coupled with the increased marketing campaigns, promotion activities on our platform and brand awareness of our online marketplace, our revenue approximately doubled from approximately $7.1 million for the three months ended September 30, 2016 to approximately $14.3 million for the three months ended September 30, 2017. Loans facilitated through our platform increased from approximately RMB 1.5 billion in the three months ended September 30, 2016 to approximately RMB 2.6 billion in the same period in 2017, a 73.3% increase.

Specifically, loan origination service fee increased by approximately $3.3 million, or 64.3%, to approximately $8.4 million for the third quarter of 2017 from approximately $5.1 million for the same period of last year. Loan repayment management fee increased by approximately $3.3 million, or 167.0%, to approximately $5.3 million for the third quarter of 2017 from approximately $2.0 million for the same period of last year. Loan origination service fee and repayment management fee accounted for 59% and 37% of our total revenue for the third quarter of 2017, respectively, as compared to 72% and 28% in the same period of 2016. The change is due to the shift in structure of our loan products towards longer duration loans. Since our loan repayment management fee is based on a certain percentage of the borrowing times the duration of a loan, the more loans with longer terms, the more loan repayment management fees we generate. We expect this trend will continue as the industry becomes more regulated and investors are getting more comfortable investing in loans with longer terms. We will continue to adjust our loan product offerings accordingly.

In addition, In June 2017, the Company started to lend entrusted loans through a licensed loan provider to SME and individual borrowers in China. The Company has engaged Qingdao Weichuang as partner at launch of the service. As of September 30, 2017, the Company granted entrusted loans in the aggregate principal amount of $35,312,326 (or RMB 235 million) to SME borrowers. This is our first series of transactions in which the Company, through a partner, are lending funds directly to borrowers. The loans are short-term loans between three and six months with interest payable on a monthly basis.

Operating Expenses

Our total operating expenses increased from approximately $5.2 million in the third quarter of 2016 to approximately $7.9 million in the same period of 2017, increased by 52.9% from the same period last year.

        The following table sets forth the main components of our operating expenses for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
	Amount	% of Total	Amount	% of Total
Sales & Marketing Expenses	$6,368,604	80.9%	$4,486,424	87.1%
General & Administrative Expenses	1,384,646	17.6%	529,873	10.3%
Business & related taxes	58,117	0.7%	82,028	1.6%
Depreciation	64,872	0.8%	53,629	1.0%
Total Operating Expenses	$7,876,239	100%	$5,151,954	100%

Our sales and marketing expenses increased by 42% from approximately $4.5 million in the third quarter of 2016 to approximately $6.4 million in the third quarter of 2017. The increase was primarily due to the increase in expenses associated with sales and marketing efforts and promotion activities resulting in higher volume of loans facilitated through our platform. Our general and administrative expenses increased by 161.3% from approximately $0.5 million in the third quarter of 2016 to approximately $1.4 million in the third quarter of 2017, primarily due to expenses related to public company listing on the OTCQB. Business and related taxes are levied on value-added tax which is charged on revenue. Our business and related taxes decreased by $23,911 in the third quarter of 2017 comparing to the same period of last year, offset with an increase of $11,243 in depreciation expense in the third quarter of 2017. In the both periods, business and related tax expense and depreciation expense accounted for a small portion of the Company’s operating expense.

Other Income (Expenses)

Interest income for the three months ended September 30, 2017 increased to $27,237 from $23,657 for the three months ended September 30, 2016 as a result of more interest earned on cash in bank. We incurred interest expense and bank charges in the amount of $339,300 for the three months ended September 30, 2017, primarily due to interest accrued on convertible notes issued on June 30, 2017. We recognized realized gain on investments in the amount of $93,752 for the three months ended September 30, 2017, attributable to the wealth management product and money market fund purchased with Jiangxi Bank. We did not have such investments for the same period in 2016.

Provision for Income Taxes

Due to increase in the income before tax, provision for income taxes amounted to $1.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively.

Net Income

Because of rapid industry growth, our effective sales and marketing efforts and promotion activities, as well as increased brand awareness of our online marketplace, we were able to further utilize our established online platform and grow our revenue at a higher pace than operating expenses in the third quarter of 2017. For the three months ended September 30, 2017, we recorded net income of approximately $4.8 million, a 33.3% net profit margin, as compared to net income of approximately $1.5 million with 20.6% net profit margin in the same period of last year.

Nine Months Ended September 30, 2017 and 2016

The following table sets forth a breakdown of revenue for the periods indicated, both in dollar amount and as a percentage of total revenues. The information should be read together with our unaudited condensed consolidated interim financial statements and related notes included elsewhere in this report.

	Nine Months Ended September 30,
	2017		2016
	Amount	% of Total	Amount	% of Total
Loan origination service fees	$20,038,149	61%	$13,255,943	72%
Loan repayment management fees	12,293,909	37%	5,126,156	28%
Financing income from entrusted loans	636,449	2%	—	—
Total	$32,968,507	100%	$18,382,099	100%

Revenue

Our revenues for the nine months ended September 30, 2017 and 2016 mainly consisted of loan origination service fees and repayment management fees we charge borrowers on the loans facilitated through our online platform. We also generated financing income through our entrusted loan business for the three months ended September 30, 2017 while no such business for the three months ended September 30, 2016.

The online Peer-to-Peer lending platform industry has experienced rapid growth in China in recent years, coupled with the increased marketing campaigns, promotion activities on our platform and brand awareness of our online marketplace, our revenue increased from approximately $18.4 million for the nine months ended September 30, 2016 to approximately $33.0 million for the nine months ended September 30, 2017, representing an increase of 79.4%. Loans facilitated through our platform increased from approximately RMB 3.9 billion in the nine months ended September 30, 2016 to approximately RMB 6.3 billion in the same period in 2017, a 61.5% increase.

Specifically, loan origination service fee increased by approximately $6.8 million, or 51.2%, to approximately $20.0 million for the first nine months of 2017 from approximately $13.3 million for the same period of last year. Loan repayment management fee increased by approximately $7.2 million, or 139.8%, to approximately $12.3 million for the first nine months of 2017 from approximately $5.1 million for the same period of last year. Loan origination service fee and repayment management fee accounted for 61% and 37% of our revenue for the first nine months of 2017, respectively, as compared to 72% and 28% in the same period of 2016. The change is due to the shift in structure of our loan products towards longer duration loans. Since our loan repayment management fee is based on a certain percentage of the borrowing times the duration of a loan, the more loans with longer terms, the more loan repayment management fees we generate. We expect this trend will continue as the industry becomes more regulated and investors are getting more comfortable to invest in loans with longer terms. We will continue to adjust our loan product offerings accordingly.

In addition, In June 2017, the Company started to lend entrusted loans through a licensed loan provider to SME and individual borrowers in China. The Company has engaged Qingdao Weichuang as partner at launch of the service. As of September 30, 2017, the Company granted entrusted loans in the aggregate principal amount of $35,312,326 (or RMB 235 million) to SME borrowers. This is our first series of transactions in which the Company, through a partner, are lending funds directly to borrowers. The loans are short-term loans between three and six months with interest payable on a monthly basis.

Operating Expenses

Our total operating expenses increased from approximately $15.3 million in the first nine months of 2016 to approximately $20.4 million in the same period of 2017, an increase of 33.3%, primarily attributable to the increase in sales and marketing expenses, which increased by 35.4% from the same period last year.

The following table sets forth the main components of our operating expenses for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
	Amount	% of Total	Amount	% of Total
Sales & Marketing Expenses	$16,102,865	78.9%	$11,893,881	77.7%
General & Administrative Expenses	4,031,962	19.8%	3,163,885	20.7%
Business & related taxes	123,657	0.6%	122,573	0.8%
Depreciation	141,330	0.7%	119,176	0.8%
Total Operating Expenses	$20,399,814	100%	$15,299,515	100%

Our sales and marketing expenses increased by 35.4% from approximately $11.9 million in the first nine months of 2016 to approximately $16.1 million in the same period of 2017. The increase was primarily due to the increase in expenses associated with sales and marketing efforts and promotion activities resulting in higher volume of loans facilitated through our platform. Our general and administrative expenses increased by 27.4% from approximately $3.2 million in the first nine months of 2016 to approximately $4.0 million in the same period of 2017, primarily due to expenses related to public company listing on the OTCQB. Business and related taxes are levied on value-added tax which is charged on revenue. The total business and related taxes expense and depreciation expense accounted for 1.3% and 1.6% of total revenue for the related periods, respectively. The increase was mainly due to higher depreciation expense incurred in the first nine months ended September 30, 2017.

Other Income (Expenses)

Interest income for the nine months ended September 30, 2017 increased to $183,265 from $83,182 for the nine months ended September 30, 2016 primarily as a result of short-term borrowings we provided to several SME borrowers in May 2017. We incurred interest expense and bank charges in the amount of $489,840 for the nine months ended September 30, 2017, primarily due to interest accrued during the offering period on subscription funds for our convertible notes issuance and interest accrued on the convertible notes, which was closed on June 30, 2017. We recognized realized gain on investments in the amount of $310,793 for the nine months ended September 30, 2017, attributable to the short-term investment contracts we signed with Shandong Wenye Investment Co., Ltd. as well as the wealth management product and money market fund purchased with Jiangxi Bank. We did not have such investments in the first nine months of 2016.

Provision for Income Taxes

Provision for income taxes amounted to $2.9 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Net Income

Because of rapid industry growth, our effective sales and marketing efforts and promotion activities, as well as increased brand awareness of our online marketplace, we were able to further utilize our established online platform and grow our revenue at a higher pace than operating expenses in the first nine months of 2017. For the nine months ended September 30, 2017, we recorded net income of approximately $9.6 million, a 29.3% net profit margin, as compared to net income of approximately $2.5 million with net profit margin of 13.7% in the same period of last year.

Liquidity and Capital Resources

Sources of Liquidity

Cash balances at September 30, 2017 and December 31, 2016 were approximately $12.9 million and $8.56 million, respectively.

Our principal sources of liquidity were cash generated from operating activities, proceeds from the issuance and sale of our common shares in private placements closed on October 18, 2016 and the issuance of convertible notes closed on June 30, 2017.

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
Summary of Consolidated Cash Flow Data:	2017	2016
Net cash provided by operating activities	$20,228,188	$2,908,994
Net cash used in investing activities	(29,584,916)	(36,736)
Net cash provided by financing activities	13,275,151	—
Effect of exchange rate change	462,191	(191,649)
Cash and cash equivalents:
Net increase	4,380,614	2,680,609
Balance at beginning of period	8,561,695	5,712,741
Balance at end of period	$12,942,309	$8,393,350

During the nine months ended September 30, 2017, we generated approximately 9.6 million net income for the period, collected approximately $1.5 million in prepayment and $5.4 million more for risk reserve fund, and recorded additional $2.6 million in income tax payable. These activities resulted in a net cash provided by operating activities of approximately $20.2 million.

Net cash used in investing activities totaled approximately $29.6 million for the nine months ended September 30, 2017. During the first nine months of 2017, we paid approximately $0.6 million for fixed assets acquisition. Upon expiration of the two short-term entrusted financial management contracts signed with Shandong Wenye Investment Co., Ltd. (“Wenye”), Wenye returned to the Company the entrusted principals in the aggregate amount of approximately $8.4 million. In addition, pursuant to a share transfer framework agreement signed with certain shareholders of Shenzhen TouZhiJia Financial Information Service Co., Ltd. (“TouZhiJia”) in June 2017, the Company paid $2.8 million for acquiring a 4.45% equity interest in TouZhiJia. The Company launched the lending business of entrusted loan on June 30, 2017 through Qingdao Weichuang private Capital Management Co., Ltd (“Qingdao Weichuang”) as a partner and lent a total of $34.5 million in entrusted loans to Small-to-Medium Enterprise borrowers through September 30, 2017. All loans receivable consists of loans to small and medium sized enterprise (“SME”) with the term period ranging from 3 months to 6 months.

Net cash provided by financing activities totaled approximately $13.3 million during the nine months ended September 30, 2017. On June 30, 2017, we entered into a securities purchase agreement with various investors, pursuant to which we issued and sold senior convertible promissory notes in the aggregate principal amount of $13.3 million (RMB 90,357,316.73) (the “Notes”), convertible into shares of the Company’s Common Stock following June 30, 2018 at a conversion price of $2.00 per share (the “Conversion Price”) in a private placement. The Notes mature on June 30, 2020 and accrue interest at a rate of 6%, 7% and 8% per annum for each of the first, second and third year, respectively, with such interest payable annually. In event of a conversion of the Notes, the investors have agreed to a one year lock-up period with respect to the shares of Common Stock issuable upon conversion of the Notes commencing on the applicable conversion date of the Notes. The Notes are secured by a pledge of shares of the Common Stock pursuant to a stock pledge agreement (the “Stock Pledge Agreement”) between Avis Genesis Inc., a majority shareholder of the Company, and the investors on the basis of one share of Common Stock per $1 loaned under the Note. Other than the shares pledged pursuant to the Stock Pledge Agreement, there is no recourse against the Company upon a default of the Notes.

The resulting change in cash for the nine months ended September 30, 2017 was a net increase of approximately $4.4 million.

During the nine months ended September 30, 2016, net cash provided by operating activities totaled approximately $2.9 million. Net cash used in investing activities totaled approximately $0.04 million. No cash was provided by financing activities during this period. The resulting change in cash for this period was a net increase of approximately $2.7 million, which was primarily due to net income of approximately $2.5 million, offset with the decrease in payables and accruals of approximately $0.8 million, increase in prepayment of $0.7 million and increase in other receivable of $0.8 million.

As of September 30, 2017, we had approximately $50.5 million in total current assets and $19.0 million in total current liabilities, with a current ratio of 2.65. As of December 31, 2016, we had approximately $19.99 million in total current assets and $9.05 million in total current liabilities, representing a current ratio of 2.21. As of September 30, 2017 and December 31, 2016, the risk reserve fund liability was approximately $13.1 million and $7.3 million, respectively. The risk reserve fund is only applied to the loans facilitated through our online platform. In the role of transaction intermediary, we do not assume credit risk for the loans facilitated through our online platform. The Company is not the legal lender and legal borrower in the loan origination and repayment process. The risk reserve liability is limited to the balance of risk reserve fund that the borrowers or guarantors deposit with us.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of The Company, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing, and have been reported in United States dollars. All inter-company balances and transactions have been eliminated in consolidation.

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include, but are not limited to, useful lives of property, plant and equipment, intangible assets, the recoverability of long-lived assets, allowance for doubtful accounts, and deferred income tax. Actual results could differ from those estimates.

Short-term investments

Short-term investments other than highly liquid ones are classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date, the nature of the investment and its availability for use in current operations. The Company’s investments are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. When we sell an investment, the cost is based on the specific identification method.

Short-term loans receivable, net

Short-term loans receivable represents the outstanding balance of the entrusted loans extended by the Company to borrowers. Loans receivable are recorded at unpaid principal balances, net of allowance for loan losses that reflects the Company’s best estimate of the amounts that will not be collected.

The allowance for loan losses is determined at a level believed to be reasonable to absorb probable losses inherent in the loan portfolio as of each balance sheet date. The allowance is provided based on an assessment performed on a portfolio basis. All loans are assessed collectively depending on factors such as delinquency rate, size, and other risk characteristics of the portfolio.

Loan principal are charged off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined the balance is uncollectable. In accordance with ASC 310-10-35-41, the Company determines that any loans with outstanding balance that are 90 days past due are deemed uncollectible and charged-off.

The Company started the lending business of entrusted loan on June 30, 2017 through Qingdao Weichuang private Capital Management Co., Ltd (“Qingdao Weichuang”) as an agent. All loans receivable consists of loans to small and medium sized enterprise (“SME”) with the term period ranging from 3 months to 6 months. For the three and nine months ended September 30, 2017, the Company provided Nil provision for loan losses, respectively.

Revenue Recognition

Revenues are primarily composed of fees collected from services provided with facilitating loan originations and services provided with assisting in loan repayment process through our online platform.

Loans facilitated through our online platform are mostly short-term loans for working capital purpose, with average life of loan around three to four months. Pursuant to the agreements among the Company, the borrowers and the investors, all principal and interest payments are due and paid off in lump sum at the end of the loan term, with no payments of interest or principal over the duration of the loan. We generally sign electronically a three-party intermediary service agreement with borrowers and investors at the inception of loan, which also specifies the repayment terms with the amounts of principal and interest due at the end of the loan term. The borrowers are obligated to pay a loan origination service fee to us upfront at the time of loan issuance and a loan repayment management fee at the time when the loan is repaid. All loans originated through our online platform are repaid through our online platform. Borrowers are allowed to prepay the loan before the due date, but the borrowers are obligated to pay us the full amount of the loan repayment management fee as if the loans are repaid at the end of the loan term in accordance with agreement.

The Company recognizes revenues under ASC 605 when the following four revenue recognition criteria are met for each revenue type: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

These criteria as they relate to each of the following major revenue generating activities are described below.

Transactions with online platform’s borrowers and investors

The Company generates loan facilitation service fees and loan repayment service fees by providing the following services:

●	Connecting investors to qualified borrowers and facilitating loan origination between the parties;

●	Providing loan repayment service when loan matures, including facilitating the payment channel and monitoring payments from borrowers and to investors;

Loan origination service is rendered when a loan is successfully matched between the lenders and the borrowers; and when a loan is originated. The origination of a loan takes place when the funds provided by the investor are transferred to the borrower. The borrower is obligated to pay loan origination service fee upfront at loan inception and such service fee is not refundable. Revenue is recognized when loan origination service is rendered and fee is collected from borrower upon the closing of the loan. The aforementioned fee is an agreed upon percentage of the total principal which varies based on the duration of the loan.

Towards the end of each loan term, the Company also provide repayment service to ensure loan repayment process is handled smoothly through our online platform and to assist in release of liens or collaterals if applicable. The Company charges a separate fee for loan repayment management service, which is determined based on an agreed upon percentage on the borrowing times the duration of the loan and is not refundable. Borrowers are obligated to pay loan repayment management fee upon repayment of the loan. Loan repayment management fee is recognized upon the borrower paying the principal, interest and our management fee for the loan repayment service through our online platform.

Entrusted loan lending transactions

Financing income (interest) on loans receivable, is accrued and recognized as income when earned. Accrual of interest is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal (e.g. when the loans have been past due by 90 days). Subsequent recognition of income for loans in non-accrual status occurs only to the extent payment is received, subject to the management’s assessment of the collectability of the remaining interest and principal.

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

Reverse Stock Split

On June 20, 2017, the Board of Directors approved a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-5 (the “Reverse Stock Split”). The Reverse Stock Split was effected by the Company filing a Certificate of Change (the “Certificate”) with the Secretary of State of the State of Nevada on June 20, 2017 (the “Effective Date”). As a result of the filing of the Certificate, the number of shares of the Company’s authorized Common Stock was reduced from 2,990,000,000 shares to 598,000,000 shares and the issued and outstanding number of shares of the Company’s Common Stock was correspondingly decreased. The Company received FINRA’s approval of the Reverse Stock Split on August 7, 2017. The Company has retroactively restated all shares and per share data for all the periods presented.

Recent Accounting Pronouncements

In September 2017, the FASB has issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

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

As of September 30, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below. Our management considers our internal control over financial reporting to be an integral part of our disclosure controls and procedures.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of September 30, 2017, are that we did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following significant control deficiencies:

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

Changes in Internal Controls over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hui Ying Financial Holdings Corporation

Date: November 14, 2017	By:	/s/ Bodang Liu
Bodang Liu
Chief Executive Officer
(Principal Executive Officer) and Director

Date: November 14, 2017	By:	/s/ Wei Zheng
Wei Zheng
Chief Financial Officer
(Principal Financial Officer)