Form 10-K
period 2017-12-31
HUI YING FINANCIAL HOLDINGS Corp
filed 2018-03-19
CIK 1628468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
		Smaller reporting company	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the last business day of the Company’s most recently completed second fiscal quarter, there was no active public trading for its shares of common stock on OTC QB. Since the Company’s revenue is less than $75 million during the fiscal year ended 2017, the Company is a smaller reporting company.

As of March 19, 2018, there were 72,364,178 shares of the Company’s common stock issued and outstanding.

HUI YING FINANCIAL HOLDINGS CORPORATION

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

 i

Except where the context otherwise requires and for purposes of this Annual Report on Form 10-K (this “Report”) only:

●	“we,” “us,” “our company,” “our,” “the Company” and “Hui Ying Financial” refer to Hui Ying Financial Holdings Corporation;

●	“China”, “Chinese” or the “PRC” refers to the People’s Republic of China, excluding, for the purposes of this Report only, Hong Kong, Macau and Taiwan;

●	all references to “RMB” or “Chinese Yuan” is to the legal currency of the People’s Republic of China;

●	all references to “U.S. dollars,” “dollars,” “USD” or “$” are to the legal currency of the United States;

●	“peer-to-peer lending service providers” refers to marketplaces connecting borrowers and investors; and

●	“Benefactum Beijing”, “variable interest entity” or “VIE” is to our variable interest entity, Benefactum Alliance Business Consultant (Beijing) Co., Ltd , that is 100% owned by PRC citizens, that holds the business operation licenses or approvals, and generally operates our various websites and mobile applications for our internet businesses or other businesses in which foreign investment is restricted or prohibited, and is consolidated into our consolidated financial statements in accordance with U.S. GAAP as if it were our wholly-owned subsidiary.

Unless otherwise noted, all translations from Chinese Yuan to U.S. dollars using the exchange rate refers to the exchange rate quoted on http://www.oanda.com on December 31, 2017, which was RMB 6.5074 to USD$1.00. We make no representation that the Chinese Yuan amounts referred to in this Report could have been or could be converted into U.S. dollars at any particular rate or at all.

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

PART I

Item 1. Business.

Overview

We are a holding company that, through our wholly-owned subsidiaries, Benefactum Alliance Holdings Company Limited, a British Virgin Islands company (“Benefactum Alliance”), Benefactum Sino Limited, a Hong Kong company (“Benefactum Sino”) and Benefactum Alliance (Shenzhen) Investment Consulting Company Limited, a People’s Republic of China company (“Benefactum Shenzhen” or “WFOE”) and our contractually controlled and managed company, Benefactum Alliance Business Consultant (Beijing) Co., Ltd., a People’s Republic of China company (“Benefactum Beijing”), operate an electronic online financial platform, www.hyjf.com, which is designed to match investors with small and medium-sized enterprises (“SMEs”) and individual borrowers in China. We believe our services provide an effective solution for under-served SME and individual borrowers who need access to financing. Since the launch of our marketplace in December 2013 through December 31, 2017 we have facilitated over $2.87 billion in loans. As of December 31, 2017, we had 367,893 registered investors and 24 institutional partners.

We generate revenue from our services that facilitate matching lenders, who we refer to as investors, with individual and SME borrowers. We typically charge borrowers a loan origination service fee between 1.5% and 3% of the loan amount, depending on the duration of the loan, for each effected loan facilitated by us. Additionally, we charge a separate fee from borrowers for each loan repayment facilitated by us, which is based on an agreed upon percentage approximately 0.3% on the borrowing times the duration of the loan.

In addition, in June 2017 we engaged a qualified non-banking financial institution to provide entrusted loans to SMEs. Through this process we, as the trustor, provide funds to a trustee, who enters into a three-party loan agreement with us and the borrower. The loans are typically short-term and are guaranteed by a third-party financing guarantor. This is one step forward towards our long-term strategy of building a financial ecosystem aimed at providing full service to our SME customers. We intend to expand our business in both online and offline sectors to meet the demands of various customers.

Due to PRC legal restrictions on foreign ownership and investment in, among other areas, value-added telecommunications services, which include internet content providers, or ICPs, we, similar to all other entities with foreign-incorporated holding company structures operating in our industry in China, have to operate our internet businesses and other businesses in which foreign investment is restricted or prohibited in the PRC through wholly foreign-owned enterprises, majority-owned entities and variable interest entities. Accordingly, we plan to continue to operate our online financial platform in China through Benefactum Beijing, which is wholly-owned by two Chinese shareholders, but is contractually controlled and managed through our wholly-owned WFOE.

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

Our Strategy

Our mission is to provide SMEs and individual borrowers with easy and effective access to affordable financing and provide investors with a safe and acceptable investment return. To achieve this goal, we have implemented the following strategies, each of which we intend to continue to expand:

●	Expand the base of borrowers on our platform by entering into cooperation agreements with guarantor institutions, pawn shops, micro credit companies and asset management companies

We will continue to expand our base of SMEs and individual borrowers by entering into cooperation agreements with various partners, including without limitation, guarantor institutions, pawn shops, micro-credit companies and asset management companies, who can provide us with recommendations for new borrowers. Currently, our cooperative partners are located in Shandong, Inner Mongolia and other areas in China. Since the inception of our online platform, approximately 88.5% of the loans facilitated through our platform are for SME borrowers. We will continue expanding the number, type and areas of cooperative partners, and seek cooperation with internet companies, e-commerce companies, telecommunication companies and third-party payment platforms which are located throughout China.

●	Develop new consumer financing products and penetrate niche markets

We are promoting new personal consumer financing products to individual borrowers, such as automobile financing and consumer financing. In addition, we will continue to design and develop diversified financing products to satisfy market demand.

Our platform also allows investors to diversify their wealth management strategies by providing easy access to various lending opportunities that can be designed with flexible terms.

●	Expand our base of investors to include mutual fund and other institutional investors

Currently, all of our investors are individuals. We are introducing mutual fund or other institutional investors to increase our overall number and type of investors. In addition, we have implemented plans to attract more individual and institutional investors by cooperating with institutions so that the cost to the borrowers would be reduced if there are more funds available for loans.

●	Further enhance our risk management capabilities

As loan volume in our marketplace grows and consumer financing products expand, we have implemented protocols to enhance our risk management capabilities. As for individual borrowers, we have improved the risk management model for individual credit control so that risk management testing will be more effective and reasonable. For SME borrowers, besides the due diligence process that our cooperative partners undertake, we have enhanced the onsite due diligence process and appointed a risk management team.

In addition, we have enhanced our cooperation with other third-party credit investigators to obtain more accurate information about the credit history of the borrowers so we can make reasonable and accurate assessments of borrower applications to reduce and avoid bad debts.

●	Continue to invest in our technology platform

We have made significant investments in our proprietary technologies in the areas of data collection and processing algorithms to increase the precision, speed and scale at which we match the demand and supply of loans. Enhanced data analytics improves our conversion of online leads into successful borrowers and investors. With the further application of big data, we can acquire members of our target borrower and investor groups in a more focused and cost-efficient way. Furthermore, we will continue to leverage technology to further automate our processes and improve the safety and efficiency of matching the loans with investors. At the same time, we will also benefit from the operating leverage associated with our scalable platform as our loan volume increases. We believe these investments will facilitate the long-term growth of our marketplace.

●	Increase our merger and acquisition activities to enhance our competitive advantage in the financing technology ecosystem and to improve the efficiency of our products and services

We will expand strategic relationships with internet financing companies, internet companies, technology companies and financing companies, by mergers and acquisitions to enhance our competitive advantage in the financing technology ecosystem and to improve the efficiency of our products and services

●	Various Product and Service Offerings

As a long-term strategy, we are planning to build a financial ecosystem for SME customers that are under-served in China’s current financial system. We will seek to expand our intermediary and direct lending services, both online and offline, to meet the demands of various customers. As part of this initiative, we announced the launch of entrusted loan services on June 30, 2017, which leverages our improving financial condition and years of experience in providing financing solutions to our customers in China. We believe the new service allows us not only to generate new revenues but also to expand our scope beyond the existing service of being an intermediary between investors and borrowers through the online platform. We will continue to devise customized product and service offerings to meet customer demands and expand the scale and scope of our operations.

Our Business

We operate our business through an electronic online financial platform, www.hyjf.com (“website”), which is designed to match investors with SME and individual borrowers in China. We have developed user-friendly mobile applications for borrowers and investors (“mobile apps “, collectively with our website, the “platform”), which enable borrowers and investors alike to access our platform at any time or location that is convenient. We launched our first mobile application in September 2015. In calendar years 2017 and 2016, we facilitated over RMB4.12 billion (approximately $609.22 million) and RMB1.28 billion (approximately $188.14 million) in loans through our mobile apps, respectively, representing 46.58% and 22.54 % of the total amount of loans facilitated through our marketplace in the respective periods.

Our platform is also accessible to those who guarantee the loans for our borrowers (“third-party cooperative partners”). Apart from acting as guarantors, these third-party cooperative partners may, if they so choose, also use our platform for purposes of transferring their creditor rights on loans made by them outside our platform (“outside loans”). For this service, we charge these third-party cooperative partners similar loan origination service fees and repayment management fees.

We had 24 third-party cooperative partners as of December 31, 2017, consisting of five pawn shops, four guaranty companies, a micro-loan company, an asset management companies, three information technology companies, three financial consulting companies, four technology companies, and three financial services companies, which frequently serve as guarantors of loans on our platform.

The following diagram illustrates our current business model:

Our Online Marketplace

Our platform embraces significant opportunities presented by a financial system that leaves many creditworthy individuals and SMEs underserved. We match qualified borrowers who have completed profiles that are available on the platform with investors. Once an investor decides to proceed with a specific loan, and the borrower accepts the terms of the loan, our system automatically generates electronic loan contracts for execution. When the closing conditions are satisfied, our system directs the investors to the third-party payment platform to consummate the loan. In addition, our platform allows third-party cooperative partners to assign outstanding loans to other registered investors on our platform. The loans we facilitate are usually short-term loans that range from one month to twelve months with interest rates ranging from 4.5% to 12%.

Online Loan Transaction Process

We provide a streamlined application process combining both online and offline features. To borrowers and investors alike, we have designed the process to appear simple, seamless and efficient, utilizing sophisticated, proprietary technology to make it possible. The entire process, from posting the loan application on our platform to disbursement of funds, takes no longer than 19 days but, more typically, only three to five days. At any given time, a borrower may have only one outstanding loan on our platform, and only after the outstanding loan is paid off, can the borrower enter into a new loan. At such time the borrower submits a new application, we undertake a new review of the borrower’s loan profile prior to making any determination as to whether to facilitate a new loan transaction. This restriction on lending prevents a borrower from borrowing a new loan to pay off the old loan resulting in an increase in the borrower’s total debt. The platform monitors and reviews borrowers, therefore preventing a “roll over” of loans.

We post borrower profiles and their loan information on our online platform, including loan amount, duration, interest rate or rate range they are willing to pay, borrower’s basic information, its total assets and credit score etc. Investors can browse the loan information on our platform and select loan products appropriate for them to invest in, based on their own availability of funds and their risk preferences. Set forth below is a description of the steps in a typical online loan transaction.

Step 1: Online Application Submission and Initial Assessment.

In order to access the services provided by our online financial platform, potential borrowers open an account with us and complete an online loan application form.

Our risk control department determines whether the potential borrower meets our minimum requirements based on initial discussions between our risk control department and the prospective borrower. We evaluate each borrower’s application and decide if we should process his/her application on a case-by-case basis. As part of this process, we conduct an analysis of the borrower’s financial conditions, loan amount and term, business industry and proposed use of the funds.

If the prospective borrower meets our minimum requirements, the application is forwarded to our third-party cooperative partners who guarantee the borrower’s loan after reviewing the borrower’s application materials.

As an alternative, the borrower may also propose a third-party guarantor to guarantee the repayment of its loan. In these instances, we also conduct an assessment of the referred guarantor’s credit-worthiness and financial standing using the same matrix as that for the borrower. The third-party guarantor will be jointly and severally liable with the borrower for the borrower’s debt.

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

Step 2: Offline Anti-Fraud Investigation and Credit Assessment

Our risk control department reviews all borrower application materials and conducts its own due diligence, including third-party verification and onsite visits, and a review of the sufficiency of collateral provided. Our risk management model utilizes big data capabilities to systematically evaluate a borrower’s credit characteristics. After verifying the authenticity of the borrower’s submitted documents, we will assign a credit rating to the borrower based on its credit history, business activities being undertaken, assets and other criteria.

We have established a risk management model for SME borrowers. We use over 120 factors to evaluate SME borrowers, with a weighted total score of 400 and a minimum score of 60. Our risk assessment matrix can be classified into the following categories: enterprise quality assessment, operation and management assessment, repayment funding source assessment, and risk management assessment, and we use these four categories to evaluate SME borrowers. At the same time, we use a third-party system and publicly available credit reporting system to make necessary inquiries on SME borrowers, thereby establishing a risk management model suitable for China’s SME borrowers. Based on a borrower’s credit history, business activities, assets and other criteria, we classify the borrower’s credit rating into the following categories according to its weighted average score: AAA (> 90), AA+ (80-90), AA (70-80), AA- (60-70), and A (< 60). In the order of AAA to A, the expected quality of borrowers decreases, and the expected default rates ascends, even though there have been no defaults of borrowers since the inception of the platform. Explanations of each credit rating are as follows:

AAA:      The SME borrower operates its business normally without the presence of any operational issues; it has abundant repayment funding sources, good financial standing, and no bad credit records. Borrowers with credit rating of AAA are expected to have a default rate of approximately 0%.

AA+:       The SME borrower operates its business normally without the presence of any operational issues; it has multiple repayment funding sources, good financial standing, and no bad credit records or resolved bad records only.

AA:         The SME borrower operates its business normally; it has multiple repayment funding sources, moderate to good financial standing, and resolved bad credit records or minor bad credit records, for which reasonable explanations are required by the Company.

AA-:        The SME borrower operates its business normally; it has some repayment funding sources, moderate financial standing, and resolved bad credit records or minor bad credit records, for which reasonable explanations are required by the Company. For these borrowers, the Company facilitates loans under the condition that the borrower meets stricter collateral requirements asked by the guarantors.

A:            Any SME borrowers that fail to meet the qualifications mentioned in AA- and above are unqualified to receive loans on our platform.

The following table sets forth the outstanding loan amounts for SME borrowers by credit rating at end of each period as indicated:

(in US$ millions)	December 31,		December 31,		December 31,
Credit Rating	2017	% Total	2016	% Total	2015	%Total
AAA	$—	—	$10.1	4.7%	$3.2	2.1%
AA+	15.4	3.6%	24.4	11.3%	12.7	8.2%
AA	415.1	96.3%	170.5	79.2%	132.6	85.3%
AA-	0.8	0.2%	10.3	4.8%	6.8	4.4%
A	—	—	—	—	—	—
Total	$431.2	100%	$215.3	100%	$155.4	100%
As percentage of total loans outstanding	98.8%		87.5%		83.5%

We are also working on establishing a risk management model for individual borrowers. The model for individual borrowers will have over 440 factors, with a weighted total score of 1,085 and a minimum score of 550. The risk assessment matrix can be classified into the following six controlling categories: borrower’s basic information, existing assets, repayment ability, credit status, indebtedness status and behavioral analysis. At the same time, we obtain from the third-party the borrower’s relevant social activities, telephonic records, creditworthiness, indebtedness status, and these four factors form an all-dimensional holistic assessment mechanism, thereby establishing an objective and realistic risk management model for individual borrowers. Once the model is completely established, we will rely on this model for risk management of individual borrowers.

We have stringent requirements for the collateral in order to protect the investors’ interests. Generally, we only accept collateral that is highly liquid and adequate to repay the loan amount. Borrowers who intend to use real estate to secure their loans will first need to have the real estate appraised by qualified appraisers. The loan amount cannot be more than 80% of the value of the real estate. The collateral provided by borrowers is provided only to third-party guarantors, not to the investors.

Although we typically do not accept personal property as collateral, we may do so under exceptional circumstances when the personal property will be pledged and the loan amount is no more than 70% of the appraised value of the personal property.

Step 3: Approval

Once the borrower is approved, we categorize the borrower’s credit facility into one or more of the following loan products and post it on our platform. We also post the relevant third-party guarantor’s information and its letter of guarantee. The information is accessible to all investors who have registered on our platform. They will have the option of accepting the credit facility per the terms offered online. Once a credit facility is accepted by an investor, our platform automatically prepares the necessary loan documents for execution by the parties online. The electronic signatures generated on platform are certified by China Financial Certification Authority, a financial security certification authority designated by People’s Bank of China.

Product	Target Investors	Term of Loan	Expected Return	Minimum investment amount (RMB)	Maximum investment amount (RMB)	Fund-raising period	Repayment of Loan (for borrowers)	Assignability (Yes/No)

Xin Shou Zhuan Qu	For investors who have made no investments in anyproducts on our platform	30 days	Generally 8.5%	100	10,000	No more than 19 days	Repay capital with interest when the loan is due	No

Cai Fu Hui	For all registered platform users	1 – 24 months	4.5% - 12%	100	—	No more than 19 days	Repay capital with interest when the loan is due	Yes, but only after holding this product for at least 30 days

Zun Xiang	Premium customers and private business customers	6 - 12 months	11% - 12%	100,000	—	No more than 19 days	Repay capital with interest when the loan is due	Yes, but only after holding this product for at least 30 days

Hui Ji Hua	For all registered platform users	7 days – 12 months	4.5% - 11%	1,000	—	No more than 19 days	Repay capital with interest when the loan is due	Yes, but only after holding this product for at least 30 days

You Xuan Zhai Quan	For all registered platform users	30 days – 12 months	6.5% - 11%	10,000	—	No more than 19 days	Repay capital with interest when the loan is due	Yes, but only after holding this product for at least 30 days
Zhai Quan Zhuan Rang*	For all registered platform users	Depending on the investment products	N/A	100	—	N/A	Repay capital with interest when the loan is due	Yes, but only after holding this product for at least 30 days and there will be a 0.5% assigning fee
Hui Xiao Fei	For all registered platform users	12 months	N/A	100	—	No more than 19 days	12 equal monthly payments	Yes

* Zhai Quan Zhuan Rang is a service that allows investors to transfer their creditors’ rights. The minimum outstanding loan amount requirement before creditor rights may be transferred is not less than RMB 1,000. After holding an investment product for at least 30 days, the investor may then transfer this product at a price of at least 95% of the original price. The service was launched in October 2015. For the years ended December 31, 2017 and 2016, service revenues from Zhai Quan Zhuan Rang product amounted to $158,227 and $55,342, respectively. Revenue is recognized when the service is rendered and service fee is collected from transferor upon the completion of the transfer, which is classified under Revenues on the Income Statement, the same as loan origination service fee collected for other loan products.

Once we successfully match investors and borrowers through our online platform, we provide following services during the loan origination process:

a) Assisting in registering of liens or collaterals with relevant government agencies;

b) Verifying accuracy of documents and loan information and assisting in loan offering transactions. There are often times multiple investors involved in a single loan offering;

c) Facilitating communications with borrowers and guarantors through various means to ensure smooth closings of transactions; and

d) Coordinating with third-party online payment depository institutions to transfer funds upon closing.

Step 4: Funding

Since the inception of our online platform in December 2013 through July 2017, we had contracted with a licensed third-party online payment service, Hui Fu Tian Xia Limited Company (“ChinaPnR”), to assist in the disbursement and repayment of loans. Individual borrowers were charged a processing fee by ChinaPnR in the amount of 0.11% to 0.25% (which varies depending on the bank they use) of the loan amount when it was deposited in their ChinaPnR account. For SME borrowers, they paid RMB 10 per deposit. When borrowers withdrew money from their ChinaPnR account, they would have to pay a processing fee of 0.05% of the withdrawing amount plus RMB1 or just RMB1, depending on how soon they wish for the withdrawal to be effected. When the loan was repaid to ChinaPnR, ChinaPnR would disburse the loan and interest back to the investors, who were not charged for the service provided by ChinaPnR.

However, in February 2017, the CBRC released the Guidance to regulate funds depositories for online lending intermediaries. The Guidance defines depositories as commercial banks that provide online lending fund depository services. In compliance with the regulatory requirement, we engaged Jiangxi Bank, a qualified banking financial institution, in March 2017 as our funding depository service provider. Upon successful system transition from China PnR to Jiangxi Bank in July 2017, Jiangxi Bank started to assist in the disbursement and repayment of loans. Both the investor and the borrower open accounts with Jiangxi Bank and authorize Jiangxi Bank to manage their accounts. The investor funds the loan amount in his/her account with Jiangxi Bank, which disburses loan amount to the borrower net of our service fees, which is remitted to us.

Currently, investors are not charged for deposits made to their accounts in Jiangxi Bank. However, borrowers are charged a processing fee by Jiangxi Bank in the amount of 0.10% (with a minimum of RMB2) of the loan amount when the funds are deposited into the borrower’s Jiangxi Bank account. When borrowers and investors withdraw money from their Jiangxi Bank accounts, they pay a processing fee of RMB1 per transaction.

Our dedicated team closely monitors the whole process and solves any issues promptly to ensure closing of loan transactions are handled in a timely and accurate manner. Once loans are closed and funds are transferred, we consider our loan origination service being rendered. We then recognize revenue from fees collected from loan origination services. The fees are simultaneously deducted from loan proceeds upon transfer of funds from lenders and remitted to our account on the same day. In most cases, the fees will be in our account on the same day or next business day but occasionally may take up to three business days due to bank or internal processing delay. The fees are not refundable. We retain borrowers’ loan records in our system as a part of their credit profile and for reference in their future financing applications.

Step 5: Post-Funding Supervisory

After the debt financing is provided to the borrower, the guarantor monitors the borrower’s performance and provides the platform with the feedback on the borrower’s credit condition, contract performance and debt repayment capabilities. The guarantor initially monitors and examines the borrower’s performance within one month after the loan is provided to the borrower. For longer-term loans, the guarantor conducts additional rounds of examination every two months after the first round. For every round of examinations, the guarantors examine borrowers’ performance from multiple aspects, including reviewing their most recent credit histories, monthly cash flows, operational activities, debt repayment capabilities, and occurrence of any contract breaches. If no material changes are found, a Post-Funding Supervisory Report is provided to the company within five business days after the examination. Examinations are conducted for two primary reasons. First, we create a separate credit file for each borrower on our platform. The Post-Funding Supervisory Reports allow us to update the borrower profiles in a timely manner with additional information and recent business developments. Post-Funding Supervisory Reports ensure the completeness of the borrower profiles. Moreover, additional rounds of examinations give us timely access to the borrower’s financial and operational issues that could potentially result in credit events. In this case, the additional examinations enable the Company to recognize any risks earlier and take actions to avoid losses more promptly than we would have been without the examinations. As noted previously, after the initial examination, the guarantor conducts additional rounds of examination every two months. The two-month period is a minimum requirement that we set and is determined based upon our risk management experience and estimation of the average cash cycle among our borrowers. In practice, we may recommend our guarantors, or the guarantors themselves may choose, to conduct examinations more frequently as needed to better protect their interests. For example, if the default rate of a particular industry or a geographical area surges during a period of time, we would recommend the guarantors to conduct more frequent and detailed examinations.

Since the inception of the platform there have been no credit events giving rise to the possibility of a borrower default. However, we expect that if a guarantor recognizes a credit event with any material changes that could potentially result in a negative turn in a borrower’s financial standing and ability to repay its loan, the guarantor will notify us immediately, or at least within the same day, so that our management can take prompt action to minimize the risk of non-payment. Although we have instituted a minimum two-month period for rounds of examinations, each guarantor has its own terms of disclosure requirements and/or additional examinations included in their guarantee contracts signed with the borrowers and may determine to put in place additional controls to detect a possible credit default prior to an examination. For example, most of our guarantors require borrowers to report monthly on the usage of loans guaranteed by them, the occurrence of any new borrowings and updated financial statements etc. Guarantors may also monitor the borrowers’ credit status through reviewing their monthly credit reports on the People’s Bank of China’s Credit Record Center website. Besides these standard checks, guarantors may also require borrowers to report any significant events, such as equity restructuring and merger & acquisition etc., at least thirty days in advance. With the additional reporting and examinations, the guarantors have comprehensive knowledge on the borrowers’ operational condition and credit status. If any potential default risk is recognized, the guarantors will notify our platform immediately to discuss the severity of the situation and the necessity to take actions to prevent a default.

We do not expect any significant impact on the risk reserve fund since we have a process in place for payment from the fund and reimbursement to the risk reserve fund. In the event of any negative credit event, our management will determine the proper action to take to avert or minimize the risk of non-payment. One week before the loan is due, the risk control department informs Jiangxi Bank (China PnR prior to July 2017), our third-party cooperative partners and the borrower and supervises the repayment of the loan.

Step 6: Collections

Towards the end of each loan term, we provide repayment service to ensure the loan repayment process is handled smoothly through our online platform. All loans originated through our online platform are repaid through our online platform and the terms are agreed upon at the time of the original loan agreement. When loans approach its maturity, our team will typically send our notices to borrowers via several means to remind them of the repayment deadlines. We will then calculate the amounts to be repaid by borrowers, including the principals, accrued interests and service charges, and provide repayment notices to borrowers 7 days before the maturity day. On the maturity day, borrowers log onto their accounts opened with our online platform, transfer funds into their depository accounts in Jiangxi Bank’s depositary system, and process the repayment through our online system. When the borrower repays the loan to Jiangxi Bank, they deposit the loan repayment management fee along with the principal loan amount and interest. Jiangxi Bank then disburses the principal loan amount and interest back to the investor and remits the repayment management fee to us.

The use of our online system is a part of our service provided in connection with the repayment process. Borrowers authorize our platform to send instructions to Jiangxi Bank’s fund depositary system, which, following pre-established rules, deduct calculated repayment amounts from borrower’s depositary accounts and transfer the funds to lender’s depositary accounts. We also help with making arrangement with release of liens or collateral if applicable. Our system closely monitors the whole repayment process and solves any issues promptly to ensure the repayment proceeds arrive at lender accounts in a timely and accurate manner. It’s only up to this point that we consider our loan repayment service has been rendered, we then recognize revenue for repayment services upon the completion of the repayment services. Once loans are successfully repaid, we also retain borrowers’ repayment records through our online platform for a minimum of 3 to 5 years per regulatory requirement, as part of their credit profile and for reference in their future financing applications such as loan amount to be granted or interest rate charged.

Our platform is capable of monitoring and tracking payment activity. With built-in payment tracking functionality and automated missed payment notifications, the platform allows us to monitor the performance of outstanding loans on a real-time basis. Although we are not exposed to credit risks, we assist the investors in collection as a service to the investors.

In the event of a non- or partial repayment of a loan by the borrower, the third-party guarantor will primarily be responsible for the payment of the outstanding amount.

In the event the third-party guarantor defaults on the payment, we will pay the investor the sum owed from the reserve fund (See description of Risk Reserve Fund below) and then commence our collection proceedings. We may assist the guarantor with the sale or auction of collateral or directly initiate actions to recover payment from the guarantor and/or borrower.

Though there have been few cases since our platform’s inception where borrowers prepaid their loans, there are prepayment terms available in our agreement with borrowers and investors. If the borrowers prepay within 8 days before loan maturity, they still need to pay the full interests accrued as if the loans were repaid at the end of the loan term, which amounts are specified in the agreement when entered. If the borrowers prepay more than 8 days (inclusive) before loan maturity, they need to pay interests accrued up to the date of prepayment plus extra three days’ interests to the investors. In either case, however, according to our agreement, the borrowers would still be obligated to pay our platform the full amount of the loan repayment management fee as if the loans were repaid at the end of the loan term.

Third-Party Cooperative Partners Guarantees

Our cooperative partners are party to cooperation agreements. The performance by the cooperative partner is unconditional pursuant to the terms and conditions of the cooperation agreement.

Our management has been in the lending business for more than a decade and has established a network of industry resources including access to many financing guarantors who know many potential borrowers. Since inception in 2013, our online platform has established good brand awareness in the industry and some guarantors come to us proactively. We typically select qualified and sizable guarantors as our platform’s cooperative partners. They refer borrowers to us and assume financing guarantee responsibility. Factors we consider when selecting a cooperative guarantor include its license and qualification, total assets, business process, risk control capability and credit status etc. We conduct an Offline Anti-Fraud Investigation of guarantors by reviewing their credit history, legal disputes, and/or using third-party verifications. However, we do not perform a credit assessment of the guarantors like we perform for borrowers, therefore there are no underlying credit ratings for third-party guarantors. We will also conduct on-site due diligence and sign a cooperative agreement with the guarantor including acceptable methods of liens and collaterals. After that, the guarantor can start referring borrowers to our platform and provide loan guarantee. Guarantors usually charge a separate fee for their loan guarantee service. Guarantors will sign a separate loan guarantee agreement with borrowers and upon receipt of loan proceeds, borrowers will pay guarantors a separate guaranty fee, which is usually around 2% of the loan principal. This arrangement is made offline between the guarantors and borrowers.

Cooperative partners provide investigative reports on the veracity and credit condition of the borrower for every financing project being recommended. After the debt financing is provided to the borrower, the cooperative partner will monitor the borrower’s performance and will provide the platform with the feedback on the borrower’s credit condition, contract performance and debt repayment capabilities. For the financing project, which the cooperative partner has recommended, and has provided the guaranty, the cooperative partner will deposit a certain proportion of the loan into risk reserve fund, thereby fulfilling its duty with a cash deposit. The cooperative partner provides a guaranty letter/guaranty agreement for the financing project it has recommended, providing guaranty for the timely repayment of loans. The terms provided by the cooperation partner are the same terms offered by third-party guarantors who the borrower may propose to guarantee its loan.

Third-Party Creditor Loan Assignment Process

The process described above also applies to third-party creditors (“Creditor Partner(s)”) that seek to sell their rights as creditors on third-party loans with borrowers who are not borrowers on our platform (“Original Borrowers”). This service generated revenues in the amount of $1,740,693 and $493,975 in 2017 and 2016, respectively. Since the inception of the platform, no Original Borrower or Creditor Partner has defaulted on any loan payments, which would have required disbursement of funds from the risk reserve fund. In the loan assignment process, Creditor Partners assume the role of borrowers on our platform and revenues are recognized following the same revenue recognition policy as to other borrowers, which are classified under Revenues on our Income Statement. While the transaction process for Creditor Partners is largely similar to those for individuals and SME borrowers, there are certain procedural differences, as follows:

Step 1: Online Application Submission and Initial Assessment

Similar to individual and SME borrowers, Creditor Partners are required to open an account with us and send us the application materials before a third-party loan may be listed and sold on our platform. These Creditor Partners are usually the third-party cooperative partners discussed above, who refer borrowers to our platform and provide loan guarantee. As we have established cooperative relationships with these Creditor Partners, a prior determination has already been made that they have met our minimum requirements and no additional verification is conducted during the application process. Nonetheless, we re-evaluate these partners’ creditability from time to time, usually every one to three months.

Step 2: Offline Anti-Fraud Investigation and Credit Assessment

Since these Creditor Partners use our platform in order to transfer their rights on third-party loans that were made outside of our platform, they are responsible for conducting their own due diligence investigation into the Original Borrower’s credit-worthiness. Nonetheless, our risk control department conducts its own due diligence on the creditor’s rights sought to be sold and the Original Borrower’s credit-worthiness, using the same standards discussed above. As part of this process, our risk control department reviews the loan contract between the Creditor Partner and the Original Borrower to determine whether the Original Borrower has agreed to the proposed sale of creditor’s rights. We contact the Original Borrower directly to ensure that they have received notice of proposed sale from the Creditor Partner.

Step 3: Approval

Once the Creditor Partner is approved, we categorize the partner’s credit facility into one or more of the loan products discussed under “Step 3: Approval” above and post the loan on our platform. Investors will then have access to information regarding the Original Borrower, the rights that are being transferred, the collateral that secures the amounts borrowed, if any, and other details related to the right to transfer. We will also post the Creditor Partner’s “letter of promise,” which promises that they will guarantee the loans and require them deposit 2% to 5% of the loan amount into the risk reserve fund as usual.

Once a credit facility is accepted by an investor, our platform automatically prepares the necessary assignment documents for online execution by the parties.

Steps 4 to 6: Funding, Post-Funding Supervisory and Collections

The procedures of Funding, Post-Funding Supervisory and Collections are similar with those discussed above for individuals and SME’s. However, because the Creditor Partners usually have a high credit-rating due to their pre-established cooperative relationship with us, we do not require them to provide additional guarantees when they seek to sell their creditor rights on our platform. Therefore, in the event the Original Borrower defaults and the Creditor Partner also defaults on the payment, we will pay the investor the sum owed from the reserve fund (See description of Risk Reserve Fund below).

Fees

For our services that match investors and borrowers through our online platform, we typically charge borrowers and Creditor Partners a loan origination service fee between 1.5% to 3% of the loan amount facilitated by us (or proceeds of sale of the creditors’ rights, as the case may be) depending on, among other things, the duration of the loan. The loan origination service fee is payable when the borrowers or Creditor Partners receive the loans (or in the case of Creditor Partners, the proceeds of the sale of their creditors’ rights) in their accounts with Jiangxi Bank (or China PnR prior to July 2017), which will separate the loan origination service fee from the loan amount (or proceeds of sale, as the case may be) and send it to our account. Additionally, we charge a separate fee from borrowers for each loan repayment facilitated by us, which is based on an agreed upon percentage around 0.3% on the borrowing times the duration of the loan. The loan repayment management fee is payable when the borrower or Creditor Partner repays its loan. In a transaction involving the sale of a Credit Partner’s creditor’s rights, the amount of fees charged to the Credit Partner is the same as that charged to a borrower. In addition to the loan amount, they would have to deposit the repayment management fee to their accounts with Jiangxi Bank, who will allocate the loan repayment to the investors’ accounts and repayment management fee to our account. Currently, we do not charge any service fees to our investors.

Risk Management

Traditional risk management tools and the types of consumer finance data available in developed economies, such as widely available consumer credit reporting services, are currently at an early stage of development in China. We believe our risk management capabilities provide us with a competitive advantage in attracting capital to our marketplace by providing investors with the comfort that they are investing in high quality loans through a sustainable marketplace.

We primarily manage credit risk on behalf of the investors by doing the following:

i. We evaluate the borrower’s repayment ability utilizing our pre-transaction credit and fraud detection assessment using our big data credit assessment system. Our risk management model utilizes big data capabilities to automatically evaluate a borrower’s credit characteristics. Potential borrowers who do not meet our credit assessment grade will be denied loans.

ii. We offer a risk reserve fund which is 2-5% of all the credit extended to the borrowers (in December 2017, we have started to stop requiring new contributions from most of the borrowers and guarantors to the risk reserve fund. Existing reserve funds are being returned to borrowers and /or guarantors as loans mature and are repaid. See description of Risk Reserve Fund below).

iii. Each loan transaction facilitated on our platform is guaranteed by a third-party guarantor who is jointly and severally liable for the loan, except for the third-party loan assignment, in which case Creditor Partners seek to sell their rights as creditors on third-party loans with borrowers who are not borrowers on our platform. Since these Creditor Partners are usually our third-party cooperative partners with pre-established cooperative relationship with us, we do not require them to provide a third-party guarantor when they seek to sell their creditor rights on our platform. They will provide a “letter of promise,” which promises that they will guarantee the loan if the Original Borrower defaults and we require them to deposit 2% to 5% of the loan amount into the risk reserve fund as usual.

Risk management is the core task in the financial activities in which we engage. Our risk management department functions independently, creates detailed risk management policies, loan management rules, and operation manuals. The risk management department provides an independent expert assessment on the borrowers’ credentials in accordance with our loan policy and resolutely denies the applications of unqualified borrowers.

Credit review is a key part of risk management. The risk management department evaluates every application carefully without being affected by any subjective considerations. Determining the borrower’s credentials is a key principle in the credit review. With respect to an individual borrower’s loan application, the risk management department utilizes the risk management model for individual credit loans, and this model both realistically and effectively establishes 440 assessment points for comprehensive evaluations. Weighing different factors, this model requires the individual borrower to reach a threshold of 550 points in order to qualify for personal loans.

For business loans, the risk management department is required to perform on-site visits, inspect the business’ operating conditions, financial condition, use of loan proceeds, and the business owner’s individual reputations, among other factors. The risk management department first provides a risk assessment report and then approves a loan with respect to the underlying project.

In the internet era, our platform utilizes a third-party credit assessment system for our personal loan business. The borrower’s true financial condition and credit history provided by third-party credit assessment agencies greatly assist our evaluation of the borrower’s loan application. An important role of the risk management in the financial business is to minimize the risk of investor’s investment and to protect the safety of the platform.

A key aspect of the Company’s risk management is the full-tracking risk management. As a basic requirement of loan management, the risk management department sets up three management modules: pre-lending, during-lending, and post-lending. “Pre-lending management” emphasizes due diligence, including on-site inspections in order to obtain first-hand materials. “During-lending management” emphasizes standardized operations and execution of operating procedures according to the contract in order to avoid omissions or mistakes. “Post-lending management” emphasizes pre-warning mechanism and implements all-around debt collection mechanism for post-due debt, including on-site inspection, account review, control of material assets, exposure of delinquent activities, and legal recourse of litigation in order to protect the investor’s rights.

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

Finally, if enforcement action needs to be taken, we assist the investors in taking all legal recourse against the defaulted party. As an intermediary between the borrower and the investor, we deem ourselves to be independent from the debtor-creditor relationship and do not believe that we are a proper party to any lawsuits arising from the borrowers’ and/or guarantors’ defaults. However, we may offer necessary assistance to the investors, such as by disclosing the information of the borrowers and/or guarantors, provided that such disclosure is permitted under any relevant agreement and pertinent laws.

Risk Reserve Fund

In order to better protect our investors’ interests, we have voluntarily established a risk reserve fund which is generally equivalent to 2% to 5% of all credit extended to borrowers. The determination of the reserve fund ratio is made by referencing the overdue default loan data for the industry in which the borrower operates its business. Our risk control department starts with the industry default loan data and credit trend then adjusts it appropriately with information collected from current and past borrower profiles in the same industry on our platform, also taking into consideration communications with and updates from guarantors including changes in guarantee fees they charge borrowers and other measures they would take in providing guarantees. Based on the research results, the risk control department then sets the reserve fund ratio for the industry and reviews and adjusts it regularly if necessary, usually every quarter to six months. The risk reserve account is currently maintained with Jiangxi Bank and China Construction Bank. Under our risk reserve fund arrangement, if a loan is delinquent for a certain period of time, usually within three business days, we will withdraw a sum from the risk reserve fund to repay the investor.

Prior to an application for credit being made on our platform, the borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2% to 5% of the aggregate amount of the loan, which is deposited directly into the risk reserve fund. If the borrower cannot be matched with an investor within the fundraising period (no more than 19 days), all amounts deposited by the borrower or guarantor in the risk reserve fund, as the case may be, will be returned. If the borrower is successfully matched with an investor, the risk reserve fund will be refunded to the borrower if the loan is paid in full at maturity.

In the event that a borrower defaults in repaying the loan when it is due, we advise the guarantor of such default. If the guarantor cannot make the repayment within the period as stipulated (usually three days), we withdraw a sum equivalent to the outstanding loan amount with interest and penalty at a rate of 0.06% per day from the risk reserve fund to repay investors within three business days.

When more than one loan becomes delinquent and the borrower and/or guarantor fail(s) to repay investors, we will use the risk reserve fund to cover the loans in the order in which they become due. When deciding to draw upon the reserve fund to pay back an investor, we calculate the reserve fund to determine whether there are sufficient funds to repay. If the reserve fund is insufficient to repay investors, the fund shall be allocated on a pro rata basis. We notify investors and the third-party guarantors, or Creditor Partner, as the case may be, via website, text messages, email and then we implement a pre-set payment plan with the investors for each overdue loan transaction in which they receive their corresponding pro rata distribution of the reserve fund. In case of a default by a borrower, the investor bears the risk of not receiving a timely repayment or an investment failure, and the cooperative partners, through a series of protective measures, protect the investors’ interest to the maximum possible degree. The defaulting borrower and/or guarantor is/are obligated to reimburse the risk reserve fund account up to the outstanding loan amount owed with interest and penalty at a rate of 0.06% per day on the outstanding loan amount, which will be recorded as part of the balance of the risk reserve fund liability on our balance sheet. According to our Intermediary Service Agreement signed for each loan between the borrower, investors, and the platform, the interest and penalty are paid to investors for the period between the time of a borrower default and the time of a risk-reserve-fund repayment. After the repayment is withdrawn from the risk reserve fund, the guarantor is responsible for collecting loan repayments from the borrower and re-contributing funds to the risk reserve fund. Thus, the guarantor is entitled to the interest and penalty for this period of time.

Since the inception of the platform, no borrower has defaulted on any loan payments. All investors through the platform have timely received repayment of their investment funds. Our platform has not used the reserve fund to advance the repayment to investors, and our cooperative partners have not had to advance any payments as part of their obligation as guarantors.

As a transaction intermediary, we do not assume credit risk for the loans facilitated through our online platform and our risk reserve liability is limited to the balance of risk reserve fund that the borrowers or guarantors deposit with us. When loans that are facilitated through our online platform default, we do not record allowance for loan losses on our consolidated financial statements and if we use risk reserve fund to repay investors, we will make a footnote disclosure to risk reserve fund on withdraws for delinquent loans and subsequent reimbursements by borrowers or guarantors if any.

In March 2017, the Office of Task Force Responsible for Special Rectification of Risks in Internet Finance in Beijing issued Notice for Factual Acknowledge by and Rectification of Online Lending Information Intermediaries in Beijing (the “Notice”), pursuant to which, P2P platforms in Beijing are prohibited from setting up risk reserve fund or security fund for the purpose of providing guarantees to loans or promoting to investors regarding such types of funds. P2P platforms in Beijing have the same transition period to be compliant with the Notice as set forth in the Interim Measures.

Our PRC legal counsel has advised us that the Notice is still subject to further clarification and implementation measures for its enforcement, such as a clear definition of the risk reserve fund, and we believe P2P platforms in Beijing are prohibited from setting up and promoting risk reserve funds by committing their own capital. Our platform, however, sets up the risk reserve fund by requiring borrowers and/or guarantors to contribute their capital equal to 2% to 5% of the loan amount. Nevertheless, starting in December 2017, we have started to stop requiring new contributions from most of the borrowers and guarantors to the risk reserve fund, and stopped advertising the establishment of risk reserve funds on the platform. Existing reserve funds are being returned to borrowers and /or guarantors as loans mature and are repaid. As a result, we do not believe we are in violation of the Notice and there is currently no communication from regulatory agencies regarding such violation. We have not distributed a formal notice to our existing borrowers and/or guarantors about the regulations as the Notice is widely known, and it is expected that participants in this industry are aware of the Notice. If it is determined that we are in violation of the Notice, we would return the existing risk reserve contributions within the time frame provided by the regulatory agency. If there is no such time frame provided or required, we expect we would return the contributions in cash to our borrowers and guarantors within 3 to 5 business days or as soon thereafter as practicable.

As of December 31, 2017, balance of our risk reserve fund was approximately $ 12.1 million.

Information Technology & Cyber Security

Information technology is an important component of an internet company. We have an expert team possessing a depth of technical know-how and expertise, and we have carefully assembled a team of experts to operate the platform, communicate via the network, and for system maintenance.

Our technology team consists of three major working groups, responsible for different technical areas but at the same time mutually supportive of one another’s tasks. The structure working group is responsible for developing the system’s source code and constituting the system’s structure to meet the business needs. The testing working group is responsible for the necessary testing of the already developed operable system in order to examine its reliability and user’s experiences, thereby providing testing data and implementing needed modifications to the operating system. The operation maintenance working group is responsible for the necessary maintenance and inspection of the website’s technical system, including building fire wall, placing patches, preventing hackers’ attacks, thereby ensuring the normal operation of the system.

Our technology department has established a comprehensive system for managing web technology. To prevent external infiltration and theft of data and other illegal activities, we have established three levels of prevention mechanisms, thereby effectively implementing preventions from physical, technical, and authorization aspects.

Our system security protection is implemented from protective archiving and evaluation based on levels of information system security, disaster recovery, and information security. First, we have already entered into a cooperation agreement with Alibaba Cloud Computing, ensuring that the servers used on our platform are well protected and maintained. With respect to the data security on the platform’s computers, besides backing up all data with Alibaba Cloud Computing, our platform also backs up all operation data in order to prevent any data loss and ensure the reliable and prompt reading and retrieving data, therefore guaranteeing the normal operation of the platform.

As a platform used by both investors and borrowers, we have established an emergency response mechanism in the event of an emergency and built a back-up database in order to restore the platform’s operations and minimize downtime of the platform.

Our Products

As discussed above, we categorize the borrower credit facility into one or more loan products and post it on our platform. Those products include Xin Shou Zhuan Qu, Cai Fu Hui, Zun Xiang, Hui Ji Hua, You Xuan Zhai Quan, Zhai Quan Zhuan Rang and Hui Xiao Fei. For more detail regarding these products, please refer to the table listed under the “Step 3: Approval” of the transaction process.

Customers

Our customers comprise mainly Chinese individuals and SMEs. All of our investors are individuals while our borrowers include both individuals and SMEs. Our SME borrower clients are mainly from the heavy industry, wholesale, public transportation and restaurant industries. No one customer or group of customers’ accounts for 10% or more of our revenue. For the year ended December 31, 2017, SME borrowers and individual borrowers accounted for approximately 84.1% and 15.9% of the loan amounts facilitated through our platform, respectively.

Currently, most of our investors are in Shanghai, Shandong, Heilongjiang, Jiangsu, Henan and Jiangxi etc. provinces, and most of our borrowers are currently in Shandong province. All of our current borrowers are referred to us by our guarantors, whose businesses operate only in Mainland China. US-based investors and borrowers are prohibited from borrowing funds or being investors. Prospective borrowers and investors must be Chinese citizens or enterprises located in the PRC in order to register for an account and submit borrowing or investing applications through our platform. Our “Registration Agreement” and “Intermediary Service Agreement” also requires that the borrowers and investors represent and confirm that they are Chinese citizens or enterprises located in the PRC at the time of registration and submission of borrowing or investing applications, respectively, or they won’t be able to proceed. In addition, when submitting an application, a confirmation window will pop up, requesting borrowers or investors to confirm that they are located in the PRC before they can proceed with the submission. In the event that a non-PRC based citizen or enterprise is able to register and submit an application, upon our review of such application, including the implementation of our Step 1 and Step 2 protocols, such an application would be rejected and such registration would be terminated.

Marketing

The borrowers are made known to us primarily via two means, our own platform and referrals from third-party guarantors. The general public may get access to our platform and submit a borrower profile online. We also obtain borrowers through referrals from financial institutions we partner with. As of December 31, 2017, we have entered into cooperation agreements with 24 cooperative partners, including five pawn shops, four guaranty companies, a micro-loan company, an asset management company, three information technology companies, three financial consulting company, four technology companies, and three financial services companies. Besides online investors, we also attract investors through cooperative relationships with institutions. To obtain investors more efficiently, Benefactum Beijing has entered into co-operative agreements with third-party referral service providers, pursuant to which those service providers will refer potential investors to Benefactum Beijing while Benefactum Beijing will pay those service providers service fees based on the value of loans those referred investors actually lend through Benefactum Beijing.

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

Employees

As of December 31, 2017, we have 160 employees, located in Shanghai, Beijing and in Shandong province in China. The following table sets forth the number of our employees by function as of the same date:

Functional Area	Number of Employees	% of Total
Senior management	4	2.50%
Product and service	17	10.63%
Marketing	15	9.38%
Human resources and administrative	11	6.88%
IT	49	30.63%
Accounting	7	4.38%
Legal	2	1.25%
Risk management	24	15.00%
Operations	31	19.38%
Total	160	100%

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

Competition

The online financial platform industry in China is intensely competitive. In light of the low barriers of entry in this industry, more players may enter this market which would result in increased competition. We anticipate that more established internet, technology and financial services companies that possess large, existing user bases, substantial financial resources and established distribution channels may enter the market in the future. Based on our research conducted in the database of Wang Dai Zhi Jia (www.wdzj.com), a third-party information platform that specializes in providing information in China’s internet finance industry, we believe the following companies are our major competitors in the various business segments set forth below:

Shanghai Lujiazui International Financial Assets Trading Market Inc. (“Lujinsuo”)- Lujinsuo is the only financial assets trading information service platform that runs its business through the trading platform of the State Counsel of China. It provides investment and financing services to SMEs and individuals. As of December 31, 2017, it had approximately 32.9 million registered users. Lujinsuo offers what is known as “financial instruments beneficial rights transfer” information services to financial and non-financial companies. This is a process in which the borrowers (usually companies) pledge their bank acceptance bills, and then transfer the beneficial interests to investors. Lujinsuo’s role is an informational intermediary between the holders of bank acceptance bills and the investors.

Yirendai Ltd. (“Yirendai”) – Yirendai is a leading online consumer financial platform in China connecting investors and individual borrowers. According to Yirendai reports, they facilitated RMB 47.41 billion ($7.29 billion) in loans from their inception in March 2012 through June 30, 2017. According to the database of Wang Dai Zhi Jia, Yirendai facilitated RMB 4.92 billion (approximately $755.94 million) in loans in December 2017 and was ranked the 7th in the industry. Leveraging the extensive experience of their parent company CreditEase, they have large client bases consisting of underserved investors and individual borrowers in China

Kaixindai Financing Service Jiangsu Co., Ltd. (“Kaixindai”) – Co-founded by China Development Bank, Kaixindai is a state-owned internet finance platform that aims at providing safe, stable and convenient internet lending intermediary services to SMEs and individuals. It facilitated RMB 41.88 billion (approximately $6.16 billion) in loans from December 2012 through June 2017. According to Wang Dai Zhi Jia, Kaixindai facilitated RMB 33.85 million (approximately $5.20 million) in loans in December 2017 and was ranked the 313th in the industry.

We also compete with other financial products and companies that attract borrowers, investors or both. With respect to borrowers, we compete with other online financial platforms and traditional financial institutions, such as financing business units in commercial banks, credit card issuers and other financing companies. With respect to investors, we primarily compete with other investment products and asset classes, such as equities, bonds, investment trust products, bank savings accounts and real estate.

Intellectual Property

Trademark

Our business is dependent on a combination of trademarks, trademark application, trade secrets and industry know-how, copyright and patent, in order to protect our intellectual property rights. We have submitted trademark and patent applications for “Benefactum Beijing” in mainland China.

Set forth below is a detailed description of our trademarks under application.

Country	Trademark	Application Number	Classes*	Status
Mainland China		19915412	9	Approved
Mainland China		19915413	35	Approved
Mainland China		19915414	36	Approved
Mainland China		19915415	38	Approved
Mainland China		19915411	42	Approved
Mainland China		16773973	36	Approved
Mainland China		16774073	36	Approved
Mainland China		17945485	36	Approved
Mainland China		19915410	38	Approved

Country	Trademark	Application Number	Classes*	Status
Mainland China		22745837	9	In process
Mainland China		22746011	35	In process
Mainland China		22745940	42	In process
Mainland China		22746083	45	In process
Mainland China		23328481	36	Partially rejected
Mainland China		25706455	36	In process
Mainland China		27772660	36	In process
Mainland China		29345199	36	In process
Mainland China		29341176	38	In process
Mainland China		29345129	42	In process

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

Class 36

Installment loans; capital investment; financial loans; financial evaluation (insurance, banking, real estate); financial service; financial management; mortgage loan; financial analysis; financial consultation; fund investment.

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

Patent

As of the date of this prospectus, we have submitted ten patent applications. Set forth below is a detailed description of our patents under application.

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

Artwork Copyright

Country	Name of Work	Work	Registration Number	Type
Mainland China	Hui Ying Jin Fu (Whale)		2016 – F – 00288618	Artwork
Mainland China	Hui Ying Jin Fu APP		2016 – F – 00288617	Artwork
Mainland China	Jin Ding Hui Ju		2016 – F – 00337813	Artwork

Country	Name of Work	Work	Registration Number	Type
Mainland China	Si Hai Yi Xin		2016 – F – 00337814	Artwork
Mainland China	Zhong Guo Jin Kong		2016 – F – 00338579	Artwork
Mainland China	Hui Ju Tian Xia		2016 – F – 00338580	Artwork

Software Copyright

Country	Name of Work	Date of First Publication and Date of Registration	Registration Number	Type
Mainland China	Hui Ying Jin Fu Financial Investment Platform	January 19, 2016; August 4, 2016	2016SR205944	Computer software
Mainland China	Hui Ying Jin Fu Investment Management System (WeChat version)	June 28, 2016; August 18, 2016	2016SR224313	Computer software
Mainland China	Hui Ying Jin Fu Mobile Client Access Software (Android)	March 20, 2016; August 18, 2016	2016SR224323	Computer software
Mainland China	Hui Ying Jin Fu Mobile Client Access Software (ios)	March 20, 2016; August 1, 2016	2016SR199404	Computer software
Mainland China	Hui Ying Jing Fu Internet Lending Information Intermediary Platform	January 19, 2016 May 4, 2017	2017SR156792	Computer software
Mainland China	Hui Ying Jin Fu Internet Lending Information Intermediary Platform(Android)	March 20, 2016 May 4, 2017	2017SR156783	Computer software
Mainland China	Hui Ying Jin Fu Internet Lending Information Intermediary Platform (IOS)	March 20, 2017 May 4, 2017	2017SR156674	Computer software
Mainland China	Hui Ying Jin Fu Internet Lending Information Intermediary Platform (WeChat version)	June 28, 2016 May 5, 2017	2017SR160200	Computer software
Mainland China	Hui Ying Jin Fu Information Data Management System	August 10, 2016 April 20, 2017	2017SR126893	Computer Software
Mainland China	Jin Rong Zhi Nan Intelligent Information Consulting Services Platform	December 28, 2016 April 20, 2017	2017SR126888	Computer Software

Domain Name

Benefactum Beijing has two domain names, www.hyjf.com and www.huiyingdai.com. Both domain names lead to one website, www.hyjf.com, and they have the same ICP Record No.: 13050958.

Benefactum Beijing registered its website, www.hyjf.com, with the Ministry of Industry and Information Technology (Record No. 13050958) for the provision of non-commercial internet information services on August 28, 2015.

However, on August 17, 2016, The Interim Measures for the Administration of Business Activities of Online Lending Information Intermediaries (the “Interim Measures”) were promulgated with immediate effect and require all peer-to-peer lending platforms to apply for value-added telecommunications business licenses in accordance with the relevant provisions of telecommunications authorities after filing with a local financial regulator. Although the Interim Measures took effect on August 17, 2016, peer-to-peer platforms were given up to 12 months to adjust their practices to comply with them. Further in June 2017, the PBOC together with sixteen other PRC regulatory agencies jointly issued a notice titled the Notice on Further Improvement of Internet Finance Risk Rectification and Clearance Task, which, among other things, gave peer-to-peer platforms till end of June 2018 to adjust their practices to be compliant with the Interim Measures and in some complicated cases, up to two years for compliance upon approval by provincial government. For more details, please see “Regulations - Regulations on Value-Added Telecommunication Services” and “Regulations on Peer-to-Peer Lending Service Provider”.

Regulations

This section sets forth a summary of the most significant rules and regulations that affect our business activities in China.

As an online financial platform connecting investors with borrowers, we are regulated by various government authorities, including, among others:

o	the Ministry of Industry and Information Technology, or the MIIT, regulating the telecommunications and telecommunications-related activities, including, but not limited to, the internet information services and other value-added telecommunication services;

o	the People’s Bank of China, or the PBOC, as the central bank of China, regulating the formation and implementation of monetary policy, issuing the currency, supervising the commercial banks and assisting the administration of the financing;

o	China Banking Regulatory Commission, or the CBRC, regulating financial institutions and promulgating the regulations related to the administration of financial institutions.

o	the Ministry of Public Security, taking the lead in security supervision of the internet services of internet lending information intermediaries, and penalizing violations of laws and regulations on network security, and cracking down on financial crimes and relevant crimes involved in internet lending.

o	the State Internet Information Office, supervising financial information services and the content of internet information.

Regulations Relating to Foreign Investment

The Draft PRC Foreign Investment Law

In January 2015, the MOFCOM published a discussion draft of the proposed Foreign Investment Law for public review and comments. The draft law purports to change the existing “case-by-case” approval regime to a “filing or approval” procedure for foreign investments in China. The State Council will determine a list of industry categories that are subject to special administrative measures, which is referred to as a “negative list,” consisting of a list of industry categories where foreign investments are strictly prohibited, or the “prohibited list” and a list of industry categories where foreign investments are subject to certain restrictions, or the “restricted list.” Foreign investments in business sectors outside of the “negative list” will only be subject to a filing procedure, in contrast to the existing prior approval requirements, whereas foreign investments in any industry categories that are on the “restricted list” must apply for approval from the foreign investment administration authority.

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

In September 2016, the Standing Committee of the National People’s Congress (the “SCNPC”) published The Decision on Amending Four Laws including the Law of the People’s Republic of China on Wholly Foreign-owned Enterprises (the “Decision”). According to the Decision, one provision is added to the Foreign Invested Enterprise Law, Sino-Foreign Joint Venture Law, Sino-Foreign Cooperative Enterprise Law and the Law on Protection of Investment by Taiwanese Compatriots. Under this new provision, foreign investments in business sectors outside of the “negative list” will only be subject to a filing procedure, in contrast to the existing prior approval requirements, whereas foreign investments in any industry categories that are on the “restricted list” must apply for approval from the foreign investment administration authority. This Decision means that the existing “case-by-case” approval regime has been changed to a “filing or approval” procedure for non-“negative list” foreign investments in China.

In October 2016, the Interim Measures for the Filing Administration for the Establishment and Change of Foreign Invested Enterprises were approved by the Ministry of Commerce’s Office Meeting upon consideration and are being implemented.

The draft is now open for public review and comments. It is still uncertain when the draft would be signed into law and whether the final version would have any substantial changes from the draft. When the Foreign Investment Law becomes effective, the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations, will be abolished. See “Risk Factors—Risks related to Doing Business in China—Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law”.

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

Regulations on Loans between Individuals

The PRC Contract Law governs the formation, validity, performance, enforcement and assignment of contracts. The PRC Contract Law confirms the validity of loan agreement between individuals and provides that the loan agreement becomes effective when the individual lender provides the loan to the individual borrower. The PRC Contract Law requires that the interest rates charged under the loan agreement must not violate the applicable provisions of the PRC laws and regulations. In accordance with the Provisions on Several Issues Concerning Laws Applicable to Trials of Private Lending Cases issued by the Supreme People’s Court on August 6, 2015, or the Private Lending Judicial Interpretations, which came into effect on September 1, 2015, private lending is defined as financing between individuals, legal entities and other organizations. When private loans between individuals are paid by wire transfer, through online peer-to-peer lending platforms or by other similar means, the loan contracts between individuals are deemed to be validated upon the deposit of funds to the borrower’s account. In the event that the loans are made through an online peer-to-peer lending platform and the platform only provides intermediary services, the courts shall dismiss the claims of the parties concerned against the platform demanding the repayment of loans by the platform as guarantors. However, if the online peer-to-peer lending service provider guarantees repayment of the loans as evidenced by its web page, advertisements or other media, or the court is provided with other proof, the lender’s claim alleging that the peer-to-peer lending service provider shall assume the obligations of a guarantor will be upheld by the courts. The Private Lending Judicial Interpretations also provide that agreements between the lender and borrower on loans with interest rates below 24% per annum are valid and enforceable. As to loans with interest rates per annum between 24% and 36%, if the interest on the loans has already been paid to the lender, and so long as such payment has not damaged the interest of the state, the community and any third parties, the courts will turn down the borrower’s request to demand the return of the interest payment. If the annual interest rate of a private loan is higher than 36%, the excess will not be enforced by the courts. A certain percentage of the loan transactions facilitated over our platform are between individuals currently. The fixed interest rates for the term loans on our platform currently range from 4.5% to 12%. The transaction fee rates we charge borrowers for our services range from 1.5% to 3%. The interest rate component, which is stipulated in the loan agreements, does not and is not expected to exceed the mandatory limit for loan interest rates. In addition, Private Lending Judicial Interpretations also provide that when a private lending contract is necessary for the purposes of production and business operations between legal persons, other organizations or between a legal person and other organization, unless circumstances under Article 52 of the Contract Law of the People’s Republic of China and Article 14 of Private Lending Judicial Interpretations exist, if the party claims that the private lending contract is valid, the People’s Court shall uphold such claim.

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

To further clarify the criminal charges and punishments relating to illegal public fund-raising, the Supreme People’s Court promulgated the Judicial Interpretations to Issues Concerning Applications of Laws for Trial of Criminal Cases on Illegal Fund-Raising, or the Illegal Fund-Raising Judicial Interpretations, which came into force in January 2011. The Illegal Fund-Raising Judicial Interpretations provide that a public fund-raising will constitute a criminal offense related to “illegally soliciting deposits from the public” under the PRC Criminal Law, if it meets all the following four criteria: (i) the fund-raising has not been approved by the relevant authorities or is concealed under the guise of legitimate acts; (ii) the fund-raising employs general solicitation or advertising such as social media, promotion meetings, leafleting and SMS advertising; (iii) the fundraiser promises to repay, after a specified period of time, the capital and interests, or investment returns in cash, properties in kind and other forms; and (iv) the fund-raising targets at the general public as opposed to specific individuals. An illegal fund-raising activity will be fined or prosecuted in the event that it constitutes a criminal offense. Pursuant to the Illegal Fund-Raising Judicial Interpretations, an offender that is an entity will be subject to criminal liabilities, if it illegally solicits deposits from the general public or illegally solicits deposits in disguised form (i) with the amount of deposits involved exceeding RMB1,000,000 (approximately $153,671), (ii) with over 150 fund-raising targets involved, or (iii) with the direct economic loss caused to fund-raising targets exceeding RMB500,000 (approximately $76,836), or (iv) the illegal fund-raising activities have caused baneful influences to the public or have led to other severe consequences. An individual offender is also subject to criminal liabilities but with lower thresholds. In addition, an individual or an entity who has aided in illegal fund-raising from the general public and charges fees including but not limited to agent fees, rewards, rebates and commission, constitute an accomplice of the crime of illegal fund-raising. In accordance with the Opinions of the Supreme People’s Court, the Supreme People’s Procurator and the Ministry of Public Security on Several Issues concerning the Application of Law in the Illegal Fund-Raising Criminal Cases, the administrative proceeding for determining the nature of illegal fund-raising activities is not a prerequisite procedure for the initiation of criminal proceeding concerning the crime of illegal fund-raising, and the administrative departments’ failure in determining the nature of illegal fund-raising activities does not affect the investigation, prosecution and trial of cases concerning the crime of illegal fund-raising.

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

Under the business rules and risk management guidelines section, the Interim Measures stipulate that online lending intermediaries shall not engage in or be commissioned to engage in thirteen prohibited activities, including: (i) directly or indirectly financing its own projects; (ii) directly or indirectly receiving or collecting lenders’ funds; (iii) directly or indirectly offering guarantees to lenders or guaranteeing principal and interest payments; (iv) commissioning or authorizing a third-party to advertise or promote financing projects at any physical locations other than through electronic channels such as the Internet and mobile phones; (v) providing loans (unless otherwise permitted by laws and regulations); (vi) dividing the term of financing projects; (vii) offering its own wealth management products or other financial products to raise funds or act as a proxy in the selling of banks’ wealth management products, brokers’ asset management products, funds, insurance or trust products; (viii) providing services similar to asset-based securitization services or conducting credit assignment activities in the form of asset packaging, asset securitization, asset trusts or fund shares; (ix) mixing with, bundling with or acting as a proxy in relation to investment, sales agent and brokerage services of other businesses (unless permitted by laws and regulations); (x) fabricating or exaggerating the authenticity or earnings outlook of a financing project, concealing its flaws and risks, falsely advertising or promoting a project with intentional ambiguity or other deceptive means, or spreading false or incomplete information to damage the commercial reputation of others, or to mislead lenders or borrowers; (xi) providing intermediary services for loans used to invest in high-risk financing projects such as stocks, over-the-counter margin financing, futures contracts, structured products and other derivatives; (xii) operating equity-based crowd-funding; and (xiii) other activities prohibited by laws and regulations. The Interim Measures, under the business rules and risk management section, also stipulate specific obligations or business principles of online lending intermediaries, including but not limited to online dispute resolution services, examination and verification functions, anti-fraud measures, risk education and training, information reporting, anti-money laundering, anti-terrorist financing, systems, facilities and technologies, service fees, electronic signatures and loan management. In addition, the Interim Measures stipulate that online lending intermediaries shall not operate businesses other than risk management and necessary business processes such as information collection and confirmation, post-loan tracking and pledge management in accordance with online-lending regulations, via offline physical locations. Furthermore, the Interim Measures provide that online lending intermediaries shall, based on their risk management capabilities, set upper limits on the loan balance of a single borrower borrowing both from one online lending intermediary and from all online lending intermediaries. In the case of natural persons, this limit shall not be more than RMB200,000 (approximately $30,734) for one online lending intermediary and not more than RMB1 million (approximately $153,671) in total from all platforms, while the limit for a legal person or organization shall not be more than RMB1 million (approximately $153,671) for one online lending intermediary and not more than RMB5 million (approximately $768,356) in total from all platforms.

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

In November 2016, the CBRC, the MIIT and the Industry and Commerce Administration Department, jointly issued the Guidance to the Administration of Filling and Registration of Online Lending Information Intermediaries (the “Filling Guideline”), which provides the general filing rules for online lending intermediaries, and delegates the filing authority to local financial authorities. The Guidance of Administration sets forth that online lending intermediaries are approved locally. Under the general filing procedures for online lending intermediaries, before a filing application is submitted to local financial regulators, the online lending intermediaries may be required to: (i) rectify any breach of applicable regulations as required by local financial regulators; and (ii) apply to the Industry and Commerce Administration Department to amend or register such entity’s the business scope.

The CBRC also authorizes local financial regulators to make detailed implementation rules regarding filing procedures. However, relevant local financial regulators are also in the process of making such implementation rules, which may require us to complete filing records under such future requirements within a grace period.

In February 2017, the CBRC released the Guidance to regulate funds depositories for online lending intermediaries (the “Depositories Guideline”). The Guidance defines depositories as commercial banks that provide online lending fund depository services, and stipulates that the depositories shall not be engaged in offering any guarantee, including: (i) offering guarantees for lending transaction activities conducted by online lending intermediaries, or undertaking any liability for breach of contract related to such activities; (ii) offering guarantees to lenders, guarantying principal and dividend payments or bearing the risks associated with fund lending operations for lenders..

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

In March 2017, the Office of Task Force Responsible for Special Rectification of Risks in Internet Finance in Beijing issued Notice for Factual Acknowledge by and Rectification of Online Lending Information Intermediaries in Beijing (the “Notice”), pursuant to which, P2P platforms in Beijing are prohibited from setting up risk reserve fund or security fund for the purpose of providing guarantees to loans or promoting to investors regarding such types of funds. P2P platforms in Beijing have the same transition period to be compliant with the Notice as set forth in the Interim Measures.

Some elements of our marketplace may not currently be operating in full compliance with the Guidelines, the rules proposed by the Interim Measures and other principles that have been announced in recent years. Moreover, the Interim Measures also stipulated a 12-month transition period from the time of its effectiveness for online lending intermediaries to adjust their business models.

In addition, pursuant to the Guideline of CBRC on Risk Prevention and Control in Banking Industry promulgated by CBRC on April 7, 2017, the promotion for the special risk rectification for internet lending platform (P2P) shall be continued. Internet lending intermediaries shall not market the borrowers who do not have the repayment ability; and they are also prohibited to provide Internet loan services to university students who are under the age of 18. It is also emphasized that the advertisement and sales which are fraud or false shall be prohibited.

In June 2017, the PBOC together with sixteen other PRC regulatory agencies jointly issued a notice titled the Notice on Further Improvement of Internet Finance Risk Rectification and Clearance Task, or the Task Notice. The Task Notice, among other things, gave peer-to-peer platforms till end of June 2018 to adjust their practices to be compliant with the Interim Measures and in some complicated cases, up to two years for compliance upon approval by provincial government. During such compliance period, no new non-compliant activities shall be practiced and existing non-compliant practices shall gradually drop down to nil.

On August 23, 2017, CBRC issued Disclosure Guideline for Information Regarding Business Activities of Online Lending Information Intermediaries (the “Disclosure Guideline”) which clarifies, among other things, the items, timing, frequency and objects of disclosure and gives online lending Intermediaries 6 months to rectify its existing non-compliance business. If online lending Intermediaries fail to make rectification, then the related rule set forth in Interim Measures and Guidance of Administration shall be governed.

In December 2017, the Office of Task Force Responsible for Special Rectification of Risks in P2P Online Lending issued the Notice on Inspection Acceptance of Special Rectification of Risks in P2P Online Lending Intermediaries, or the Circular 57, which requires the Office together with local financial regulatory authorities, local branches of the CBRC and the People’s Bank of China, public security bureaus, telecommunication administrative agencies and local administration of industry and commerce (“AIC”) to jointly inspect and determine whether a P2P platform complies with the Interim Measures. Circular 57 further clarifies several matters including, among other things, the assignment of creditor’s right, the risk reserve fund, the fund depository, the comprehensive return rate of lending amount and cash loan, the registration requirements for P2P company and its branches, offline operation and the scale of businesses for P2P platforms, co-operations between P2P platforms and local financial exchanges, the outsourcing of the business and establishment of branches and disclosure of the information of P2P platforms and its infrastructure etc. Additionally, Circular 57 promulgates that a P2P platform can be registered with the local financial regulatory authority only after passing inspection and receiving acceptance certificate or document issued jointly by local financial regulatory authority and local counterparts of CBRC. Circular 57 requires that the registration of major P2P platforms shall be completed before April 2018 and no later than end of June 2018 for highly complicated cases.

Regulations on Financing Guarantee Company

On August 2, 2017, the State Council issued Administrative Regulations on Supervision of Financing Guarantee Companies (“Financing Guarantee Company Regulation”), which will be effective on October 1, 2017. The Financing Guarantee Company Regulation increases the minimum requirement of registered capital from RMB 5,000,000 to RMB 20,000,000. Financing Guarantee Company Regulation also provides that the balance amount of guarantee liability of a financing guarantee company shall not exceed 10 times the amount of its net assets. Where a financing guarantee company mainly provides services to small and micro enterprises, agriculture sector, rural villages and farmers, the balance amount of guarantee liability may be up to 15 times the amount of its net assets.

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

The Interim Measures took effect immediately on August 17, 2016 and the regulations now explicitly require peer-to-peer lending platforms to apply for value-added telecommunication business licenses for providing telecommunication services. An online lending intermediary information agency is not allowed to provide telecommunication services without such licenses. Further in June 2017, the PBOC together with sixteen other PRC regulatory agencies jointly issued a notice titled the Notice on Further Improvement of Internet Finance Risk Rectification and Clearance Task, which, among other things, gave peer-to-peer platforms till end of June 2018 to adjust their practices to be compliant with the Interim Measures and in some complicated cases, up to two years for compliance upon approval by provincial government. We plan to apply for the appropriate value-added telecommunication business license immediately after we have rectified incompliance with applicable regulations as required by local financial regulators, provided that the relevant telecommunication authority clarifies which sub-set of telecommunication business certificates need to be obtained by online lending platforms and how to apply for such certificate.

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

As discussed above, Benefactum Beijing, our consolidated variable interest entity, does not have the value-added telecommunication business license yet. Because the Interim Measures took effect immediately on August 17, 2016, peer-to-peer lending platforms are required to hold licenses for providing telecommunication services. Although the Interim Measures took effect immediately on August 17, 2016, peer-to-peer platforms were given a year to adjust their practices to comply with them. Further in June 2017, the PBOC together with sixteen other PRC regulatory agencies jointly issued a notice titled the Notice on Further Improvement of Internet Finance Risk Rectification and Clearance Task, which, among other things, gave peer-to-peer platforms till end of June 2018 to adjust their practices to be compliant with the Interim Measures and in some complicated cases, up to two years for compliance upon approval by provincial government.

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

Regulations on Internet Advertising

The Interim Measures for Administration of Internet Advertising, or the Internet Advertising Measures, were adopted by the State Administration for Industry and Commerce and became effective on September 1, 2016. The Internet Advertising Measures regulate Internet advertising activities. According to the Internet Advertising Measures, Internet advertisers are responsible for the authenticity of the content of advertisements. The identity, administrative license, cited information and other certificates that advertisers are required to obtain in publishing Internet advertisements shall be true and valid. Internet advertisements shall be distinguishable and prominently marked as “advertisements” in order to enable consumers to identify them as advertisements. Publishing and circulating advertisements through the Internet shall not affect the normal use of the Internet by users. It is not allowed to induce users to click on the content of advertisements by any fraudulent means, or to attach advertisements or advertising links in the emails without permission. The Internet Advertising Measures also impose several restrictions on the forms of advertisements and activities used in advertising. “Internet advertising” as defined in the Internet Advertising Measures refers to commercial advertisements that directly or indirectly promote goods or services through websites, web pages, Internet applications or other Internet media in various forms, including texts, pictures, audio clips and videos. Where Internet advertisements are not identifiable and marked as “advertisements”, a fine of not more than RMB100,000 (approximately $15,367) may be imposed in accordance with Advertising Law. A fine ranging from RMB5,000 (approximately $768) to RMB30,000 (approximately $4,610) may be imposed for any failure to provide a prominently marked “CLOSE” button to ensure “one-click closure”. Advertisers who induce users to click on the content of advertisements by fraudulent means or without permission, attach advertisements or advertising links in the emails shall be imposed a fine ranging from RMB10,000 (approximately $1,537) to RMB30,000 (approximately $4,610). We are in the process of complying with the new Internet Advertising Measures during our advertising activities.

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

While the application of the M&A Rules remains unclear, we believe, based on the advice of our PRC counsel, we are not required to submit an application to the CSRC for the approval of our listing on a national securities exchange because (i) the CSRC currently has not issued any definitive rule or interpretation concerning whether the initial public offering we are contemplating is subject to this regulation, and (ii) we did not acquire any equity interest or assets of a “PRC domestic company” as such term is defined under the M&A Rules, and (iii) there is no statutory provision that clearly classifies the contractual arrangement among our WFOE, and our PRC varies interest entity, Benefactum Beijing and its shareholders as transactions regulated by the M&A Rules. However, as there has been no official interpretation or clarification of the M&A Rules, there is uncertainty as to how this regulation will be interpreted or implemented.

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

Corporate History and Structure

We were incorporated as “Tapioca Corp.” in the State of Nevada on April 18, 2014. We were previously in the business of selling bubble tea from mobile stands in Romania. However, we were not successful in implementing our business plan and only recognized $1,180 in revenue for the year ended December 31, 2015. Accordingly, we were re-classified as a “shell company” under Rule 405 of the Securities Act of 1933, as amended.

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

Benefactum Alliance is a holding company incorporated under the laws of British Virgin Islands on March 15, 2016. On April 7, 2016, Benefactum Sino was incorporated in Hong Kong SAR which is currently 100% owned by Benefactum Alliance. Benefactum Sino, in turn, incorporated Benefactum Shenzhen, or the WFOE in the People’s Republic of China with a registered capital of RMB100,000 on April 21, 2016. WFOE has entered into a series of contractual agreements with Benefactum Beijing, a company incorporated in the People’s Republic of China on September 10, 2013 with a registered capital of RMB50,000,000.

Benefactum Beijing incorporated Puhui Equity Investment Co., Ltd (“Puhui”) on February 24, 2017 and incorporated Qianhai Zhonghui Business Information Consulting Co., Ltd (“Qianhai”) on May 9, 2017. Both Puhui and Qianhai are located in Xinjiang Khorgos Economic Development Zone in China, where a favorable income tax holiday is offered for service-oriented entities.

On September 1, 2017, Puhui acquired 4.4538% of equity interests in Shenzhen TouZhiJia Financial Information Service Co., Ltd. (“Shenzhen TouZhiJia Financial”), a company incorporated in the People’s Republic of China. The equity interest Puhui acquired is held through three limited partnerships wherein each partnership’s sole purpose is to hold the equity interest of Shenzhen TouZhiJia Financial.

On September 29, 2017, we amended our Articles of Incorporation to change our name from “Sino Fortune Holding Corporation” to “Hui Ying Financial Holdings Corporation”. The following diagram illustrates our current corporate structure:

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

Each of the contractual agreements is described in detail below:

Trademarks, Technologies & Management and Consulting Service Agreement

Pursuant to the Trademarks, Technologies & Management and Consulting Service Agreement between WFOE and Benefactum Beijing, Benefactum Beijing would transfer all its rights to its trademarks, technologies and other intellectual property to WFOE. Additionally, Benefactum Beijing has engaged WFOE as its exclusive management consultant to provide client management, marketing counseling, corporate management, finance consulting and personnel training services. As consideration for the provision of such services, Benefactum Beijing pays WFOE a management and consulting fee equivalent to its net profits after tax.

The Trademarks, Technologies& Management and Consulting Service Agreement remains effective until the date when the WFOE terminates this agreement or when Benefactum Beijing ceases to exist.

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

Emerging Growth Company Status

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act enacted on April 5, 2012 (the “JOBS Act”). For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding advisory “say-on-pay” and “say-when-on-pay” votes on executive compensation and stockholder advisory votes on golden parachute compensation. Under the JOBS Act, we will remain an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

●	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock;

●	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

●	the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934 (the “Exchange Act”) (we will qualify as a large accelerated filer as of the first day of the first fiscal year after we have (i) more than $700 million in outstanding common equity held by our non-affiliates and (ii) been public for at least 12 months; the value of our outstanding common equity will be measured each year on the last day of our second fiscal quarter.

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

As a smaller reporting company we are not required to provide the information required by this Item 1A.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have three offices in Beijing, Shanghai and Shandong Province.

In Beijing, we lease approximately 1,839 square feet of office space at Room 1105 and 1106 on the 10th Floor of #1 Building at 6 Danleng Street, Beijing. The lease started on March 29, 2016 and expires on March 28, 2018. This lease provides for a monthly rent of RMB 59,513(approximately $9,145), a semi-annual property maintenance fee of RMB 24,607 (approximately $3,781) and a yearly heating fee of RMB 16,063 (approximately $2,468). The lease is recently renewed to March 29, 2020, which provides for a monthly rent of RMB 62,371 (approximately $9,585), a semi-annual property maintenance fee of RMB 24,607 (approximately $3,781) and a yearly heating fee of RMB 16,063 (approximately $2,468).

In Shandong, we lease approximately 7,153 square feet of office space on the 19th Floor of Ya Mai International Center, 7 Hong Kong Road, Southern District, Qingdao City, Shandong Province. The lease started on July 1 2016 and expires on June 30, 2019. This lease provides for a yearly rent of RMB1,100,000 (approximately $169,038).

We have three separate office spaces in Shanghai:

●	We leased approximately 6,670 square feet of office space at Room 2401, 2402 and 2403 on 2299 Yan’an West Road, Shanghai. The lease started on October 30, 2015 and expired on November 29, 2017. This lease provides for a rent-free period from October 30, 2015 to November 29, 2015, a monthly rent of RMB 94,664 (approximately $14,547) from November 30, 2015 to November 29, 2016, and then a monthly rent of RMB 99,019 (approximately $15,216) from November 30, 2016 to November 29, 2017. The monthly property management fee from October 30, 2015 to November 29, 2017 is RMB 19,296 (approximately $2,965).

●	We leased approximately 2,071 square feet of office space at Room 2404 on 2299 Yan’an West Road, Shanghai. The lease started on November 17, 2015 and expired on November 29, 2017. This lease provides for a rent-free period from November 17, 2015 to December 16, 2015, a monthly rent of RMB 29,261 (approximately $4,497) from December 17, 2015 to December 16, 2016, and then a monthly rent of RMB 30,607 (approximately $4,703) from December 17, 2016 to November 29, 2017. The monthly property management fee from November 17, 2015 to November 29, 2017 is RMB 5,964 (approximately $917).

●	We leased approximately 2,560 square feet of office space at Room 2412 on 2299 Yan’an West Road, Shanghai. The lease started on March 17, 2016 and expired on November 29, 2017. This lease provides for a rent-free period from March 17, 2016 to April 15, 2016, a monthly rent of RMB 36,169.98 (approximately $5,558) from April 16, 2016 to March 16, 2017, and then a monthly rent of RMB 37,834 (approximately $5,814) from March 17, 2017 to November 29, 2017. The monthly property management fee from March 17, 2016 to November 29, 2017 is RMB 7,373 (approximately $1,133).

●	We have signed a new lease agreement on June 15, 2017, under which we lease approximately 11,331 square feet of office space at Room 2401, 2402, 2403, 2404 and 2412 on 2299 Yan’an West Road, Shanghai. The lease started on November 30, 2017 and expires on November 29, 2018. This lease provides a monthly rent of RMB 173,863.26 (approximately $26,718) from November 30, 2017 to November 29, 2018. The monthly property management fee from November 30, 2017 to November 29, 2018 is RMB 32,633.08 (approximately $5,015).

Item 3.	Legal Proceedings.

We know of no material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTCQB under the symbol “SFHD.”

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These high and low bid prices per share of common stock have been adjusted to give effect to the 1-for-5 reverse stock split of our common stock effected on June 20, 2017.

Fiscal Year 2017	High Bid	Low Bid
First Quarter	$0.00	$0.00
Second Quarter	$0.00	$0.00
Third Quarter	$0.00	$0.00
Fourth Quarter	$—	$—

Fiscal Year 2016	High Bid	Low Bid
First Quarter	$0.00	$0.00
Second Quarter	$10.50	$0.00
Third Quarter	$10.00	$1.00
Fourth Quarter	$0.00	$0.00

Holders of Our Common Stock

As of March 19, 2018, we had 226 shareholders of our common stock, including the shares held in street name by brokerage firms. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividend Policy

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

Restatement of Prior Financial Information

In this Annual Report on Form 10-K, the Company restated its Consolidated Balance Sheet as of December 31, 2016 and the related Statements of Operations and Comprehensive (Loss) Income, Consolidated Statements of Changes in Shareholders’ Equity and Consolidated Statements of Cash flows for the fiscal years ended December 31, 2016

The effects of the accounting adjustments made as a part of the restatement of our consolidated financial statements are more fully discussed in Note 2 — “Restatement of Previously Issued Consolidated Financial Statements” to our consolidated financial statements contained in this Annual Report on Form 10-K.  For a description of the material weaknesses identified as a result of the audit and our internal reviews, including management’s plan to remediate those material weaknesses (the “Material Weaknesses”), refer to Item 9A. “Controls and Procedures” contained in this Annual Report on Form 10-K.  Annual Reports on Form 10-K for the fiscal year ended December 31, 2016 has not been amended.  Accordingly, investors should no longer rely upon the Company’s previously released consolidated financial statements for the period and any earnings releases or other communications relating to the period. These activities are referred to in this Management’s Discussion and Analysis as the “Restatement.”

Overview

We are a holding company that, through our wholly-owned subsidiaries, Benefactum Alliance, Benefactum Sino and Benefactum Shenzhen and our contractually controlled and managed company, Benefactum Beijing, operates an electronic online financial platform, www.hyjf.com, which is designed to match investors with SMEs and individual borrowers in China. We believe our services provide an effective financial credit facility solution to under-served SMEs and individual borrowers. In addition, our online financial platform provides investors with attractive returns ranging from 4.5%-12% based on the amount and term of different investment. Investors have the option to individually select specific loans to invest in. We also set aside a risk reserve fund with the aim of limiting losses to investors from borrower defaults. In addition, we provide investors with access to a liquid secondary market, giving them an opportunity to exit their investments before the underlying loans become due.

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

Loan Repayment Management Fee

For our services that assist in repayments of outstanding loans through our online platform, we charge a separate fee from borrowers for each loan repayment facilitated by us, which is accounted for as revenue, and immediately remitted to us when a loan matures and the borrower repays the loan. The loan repayment management fee is based on an agreed upon percentage around 0.3% of the borrowing amount times the duration of the loan and is collected from the borrower upon repayment of the loan.

Key Operating Metrics

From the launch of our marketplace in December 2013 through December 31, 2017, we have facilitated a total of $2.87 billion in loans. As of December 31, 2017, we had 367,893 registered investors and 24 cooperative partners who frequently serve as guarantors of loans on our platform.

Total number of loans facilitated through our online platform increased from 8,739 in 2016 to 23,263 in 2017. The value of loans facilitated increased from $818.5 million in 2016 to $1.31 billion in 2017. The number of borrowers increased from 1,067 in 2016 to 8,047 in 2017, with repeat borrower rates decreasing from 14.7% in 2016 to 7.8% in 2017.

The number of investors increased by 73.1% from 39,999 in 2016 to 69,232 in 2017. The number of investors significantly increased in 2017 resulted from our continuous efforts in marketing with our referral service providers.

Repeat investor rates was consistently at 55.7% in 2016 and 54.7% in 2017. Loans outstanding increased from $246.1 million as of December 31, 2016 to $436.3 million as of December 31, 2017. In anticipation of the implementation of the Draft Measures, we altered our strategy in 2016 and shifted our business focus toward attracting more small-enterprise borrowers, which required us to gradually decrease the loan amounts facilitated for each loan in order to meet the requirements of the Draft Measures. This led to the decrease in the average loan amount from $93,658 in 2016 to $56,258 in 2017. The loan origination service fee we charge is 1.5% to 3% of the loan amount, depending on duration of the loan. The lower average loan amount will lead to lower loan origination service fee per transaction for loans with the same duration. However, the aggregate amount of service fees earned in 2016 and 2017 were unaffected since the platform was able to increase the total volume of loans facilitated.

The main operating metrics we consider are set forth in the table below for the periods indicated:

	Years Ended December 31,
	2017	2016
Number of borrowers	8,047	1,067
Repeat borrower rate	7.8%	14.7

Number of investors	69,232	39,999
Repeat investor rate	54.7%	55.7%

Loan volume
Number of loans	23,263	8,739
Value of loans (in US$ millions)	$1,309	$819
Average loan amount	$56,258	$93,658

Loans outstanding at end of period (in US$ millions)	$436	$246

The following tables set forth loan volume facilitated through our online platform by product and guarantor type, including both number and value of loans.

	Years Ended December 31,			Years Ended December 31,
	2017	2016		2017	2016
Loan volume by product:			Loan volume by guarantor:
Number of loans			Number of loans
Xin Shou Zhuan Qu (1)	500	163	Pawn shops	9,765	6,152
Cai Fu Hui (2)	13,578	5,288	Financing guarantee companies	885	351
Zun Xiang (3)	485	139	Asset or investment management companies	2,545	1,143
Hui Ji Hua (4)	4,409	7	Micro credit companies	1,090	837
You Xuan Zhai Quan (5)	241	—	Others	8,978	256
Zhai Quan Zhuan Rang (6)	4,050	3,141	Total	23,263	8,739
Hui Xiao Fei (7)		1	Value of loans (in US$ millions)
Total	23,263	8,739	Pawn shops	$876.3	$572.3
Value of Loans (in US$ millions)			Financing guarantee companies	67.9	46.2
Xin Shou Zhuan Qu (1)	$15.4	$63.4	Asset or investment management companies	67.2	71.8
Cai Fu Hui (2)	1,211.5	734.0	Micro credit companies	117.2	111.6
Zun Xiang (3)	22.3	10.6	Others	180.1	16.7
Hui Ji Hua (4)	0.9	0.2	Total	$1,308.7	$818.5
You Xuan Zhai Quan (5)	37.6	—
Zhai Quan Zhuan Rang (6)	21.1	10.2
Hui Xiao Fei (7)	—	0.1
Total	$1,308.7	$818.5

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

(5) You Xuan Zhai Quan: asset trading products promoted in conjunction with local financial asset exchanges.

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

We primarily attract borrowers through our own platform and referrals from third-party guarantors, although the general public may also access our platform and submit a borrower profile online. We also acquire borrowers through referrals from financial institutions we partner with. As of December 31, 2017, we have entered into cooperation agreements with five pawn shops, three guaranty companies, a micro loan companies, an asset management company, two information technology companies, four financial consulting companies, five technology companies, an investment management company and two financial services companies. Other than online investors, we attract investors through cooperative relationships with institutions. To obtain investors more efficiently, Benefactum Beijing has entered into co-operative agreements with several third-party referral service providers, pursuant to which those service providers will refer potential investors to Benefactum Beijing while Benefactum Beijing will pay those service providers service fees based on the value of loans those referred investors actually lend through Benefactum Beijing.

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

i.	We evaluate the borrower’s repayment ability via our pre-transaction credit assessment and fraud detection using our big data credit assessment system. Potential borrowers who do not meet our credit assessment grade are denied;

ii.	We offer a risk reserve fund which is 2-5% of the credit extended to the borrowers;

iii.	Except for third-party loan assignments, each loan transaction facilitated on our platform is guaranteed by a third-party guarantor who is jointly and severally liable for the loan, in certain instances the third-party guarantor may require the borrower to collateralize the guaranty, however we do not require borrowers to provide collateral directly to investors as security for the loans;

iv.	In the case of the third-party loan assignment where third-party creditors (“Credit Partners”) seek to sell their rights as creditors on third-party loans with borrowers who are not borrowers on our platform (“Original Borrowers”), since these Creditor Partners are usually our third-party cooperative partners with pre-established cooperative relationship with us, we do not require them to provide a third-party guarantor when they seek to sell their creditor rights on our platform. They will provide a “letter of promise,” which promises that they will guarantee the loans if the Original Borrowers default and we require them to deposit 2% to 5% of the loan amount into the risk reserve fund as usual.

v.	We prohibit borrowers from having more than one loan outstanding at a time, and require the borrower to undergo a subsequent review prior to facilitating any future new loans; and

vi.	Additionally, after the debt financing is provided to the borrower, the guarantor will monitor the borrower’s performance and will provide the platform with the feedback on the borrower’s credit condition, contract performance and debt repayment capabilities. In the event of any material development resulting in a negative turn in a borrower’s financial standing and potential ability to repay its loan, our management will determine the proper action to take to avert or minimize the risk of non-payment.

●	Ability to Innovate

Our growth to date has in part depended on, and our future success will depend on, successfully meeting borrower and investor demand with new and innovative loan and investment products. We have made and intend to continue to make efforts to develop loan and investment products for borrowers and investors. We regularly evaluate the popularity of our existing product offerings and develop new products and services that cater to the ever-evolving needs of our borrowers and investors. Over time we will continue to expand our offerings by introducing new products. From the borrower perspective, we will continue to develop tailored credit products to meet the specific needs of our target borrowers. We plan to expand our ability to implement risk-based pricing by developing more pricing grades to optimize loans based on a borrower’s credit criteria, enabling us to facilitate customized loans tailored to borrowers’ specific credit profiles.

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

On September 1, 2017, Puhui Equity Investment Co., Ltd. (“Puhui”), a wholly owned subsidiary of Benefactum Beijing acquired 4.4538% of equity interests in Shenzhen TouZhiJia Financial Information Service Co., Ltd. (“Shenzhen TouZhiJia Financial”) from three individuals with a total cash consideration of $2,935,121 (RMB 19.1 million). The equity interest the Company acquired was held through three limited partnerships wherein each partnership’s sole purpose is to hold the equity interest of Shenzhen TouZhiJia Financial. For the purpose of investment, the Company acquired 35.1%, 61.7% and 65.54% equity interests of these three limited partnerships, respectively, which represent 1.4259%, 0.7175% and 2.3104% of the ownership interest in Shenzhen TouZhiJia Financial, respectively. Shenzhen TouZhiJia Financial’s main businesses include vertical Peer-to-Peer (“P2P”) search engine, private wealth management and secondary loan exchange services. Shenzhen TouZhiJia Financial, as a service provider, refers potential investors to the Company through online channel. The Company believes this investment could offer new opportunities for operational synergies in the financial information service industry.

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

From June 30, 2017 to July 20, 2017, Benefactum Beijing provided RMB180,000,000 (approximately $26.56 million) in capital to Qingdao Weichuang Private Capital Management Co., Ltd. (“Qingdao Weichuang”), as trustee, to lend funds directly to 18 SME borrowers as evidenced by entrusted loan agreements. This is our first series of transactions in which we, through Qingdao Weichuang, are lending funds directly to SME borrowers. The loans are short-term loans between three and six months with interest rates between 10% and 11%. In connection with the entrusted loan contracts, Benefactum Beijing also entered into entrusted loan guarantee contracts with guarantors, pursuant to which the guarantors have agreed to guarantee the obligations under the entrusted loan contracts. Benefactum Beijing pays a processing fee equal to 0.15% of the aggregate loan amounts to Qingdao Weichuang for issuing the entrusted loans. The sister of Mr. Bodang Liu, our chief executive officer and chairman, owns 48.41% of the outstanding equity interests in Qingdao Weichuang.

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

For the Years Ended December 31, 2017 and 2016

The following table sets forth a breakdown of revenue for the periods indicated, both in dollar amount and as a percentage of total revenues. The information should be read together with our consolidated financial statements and related notes included elsewhere in this Report.

	For the Years Ended December 31,
	2017		2016
	Amount	% of Total	Amount	% of Total
Loan origination service fee	$26,699,769	57%	$17,488,391	71%
Loan repayment management fee	18,214,656	40%	7,190,858	29%
Financing income from entrusted loans	1,583,387	3%	—	—
Total	$46,497,812	100%	$24,679,249	100%

Revenue

Our revenues for the years ended December 31, 2017 and 2016 consist of loan origination service fees and repayment management fees we charge the borrowers on the loans facilitated through our platform as well as financing income from entrusted loan lending transactions. The online Peer-to-Peer lending platform industry has experienced rapid growth in China in recent years. Our revenue increased 88.4% from approximately $24.7 million for the year ended December 31, 2016 to approximately $46.5 million for the year ended December 31, 2017, primarily due to the substantial increase in the volume of loans facilitated through our platform, which increased from approximately RMB 5.7 billion in 2016 to approximately RMB 8.8 billion in 2017, a 55.6% increase. Loan origination service fee and repayment management fee accounted for 57% and 40% of our revenue in 2017, respectively, as compared to 71% and 29% in 2016. The change is due to the shift in structure of our loan products towards longer duration loans. Since our loan repayment management fee is based on a certain percentage of the borrowing times the duration of a loan, .the more loans with longer terms, the more loan repayment management fees we generate. For all the loans facilitated through the Company’s platform, approximately 70% of loans had three to six months term in fiscal 2017, while only 58% of loans had three to six months term in fiscal 2016. As a result, our loan repayment management fee more than doubled from last year. We expect this trend will continue as the industry becomes more regulated and investors are getting more comfortable to invest in loans with longer terms. We will continue to adjust our loan product offerings accordingly.

In addition, In June 2017, the Company started to lend entrusted loans through a licensed loan provider to SME and individual borrowers in China. The Company has engaged Qingdao Weichuang as partner at launch of the service. As of December 31, 2017, the Company granted entrusted loans in the aggregate principal amount of $40.5 million to SME borrowers with related financing income of $1.6 million in fiscal 2017. This is our first series of transactions in which the Company, through a partner, are lending funds directly to borrowers. The loans are short-term loans between three and six months with interest payable on a monthly basis.

Operating Expenses

Our total operating expenses increased 41.2% from approximately $20.2 million in 2016 to approximately $28.5 million in 2017, primarily attributable to an increase of approximately $6.1 million in sales and marketing expenses. Our general administrative expense also increased by approximately $2.8 million from last year.

The following table sets forth the main components of our operating expenses for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017		2016
	Amount	% of Total	Amount	% of Total
Sales & Marketing Expenses	$22,293,503	78.1%	$16,194,783	80.1%
General & Administrative Expenses	5,944,276	20.8%	3,160,970	15.6%
Business & related taxes	179,347	0.6%	175,854	0.9%
Depreciation	128,492	0.5%	678,991	3.4%
Total Operating Expenses	$28,545,618	100%	$20,210,598	100%

Our sales and marketing expenses increased by 37.7% from approximately $16.2 million in 2016 to approximately $22.3 million in 2017, which was primarily due to the increase in variable promotion and marketing expenses driven by increased loan origination volume. Our general and administrative expenses increased by 88.1% from approximately $3.2 million in 2016 to approximately $5.9 million in 2017. The increase in general and administrative expense was primarily due to over $1.2 million professional, consulting and related expense associated with the Company’s uplisting efforts onto NASDAQ. The rest of increase in general and administrative expense was mainly from higher salary and employee benefits incurred in fiscal 2017.

Depreciation expense decreased by 81.1% from approximately $0.7 million in fiscal 2016 to $0.1 million in fiscal 2017. The higher depreciation expense in fiscal 2016 was primarily because of a $0.5 million amortization charge on our leasehold improvements during 2016.

Net Income

For the year ended December 31, 2017, we recorded net income of approximately $15.3 million, a 32.8% net profit margin, compared to net income of approximately $3.4 million in 2016 with 13.9% net profit margin. The significant increase in net profit margin was due to following reasons:

a. For all the loans facilitated through the Company’s platform, approximately 70% of loans had over 2 months term in fiscal 2017 with typical term of three to six months, while only 58% of loans had over 2 months term in fiscal 2016. The Company earned more loan repayment management fee for loans with three to six months term since the fee is calculated based on the length of loan term. In addition, the Company charged higher loan facilitation fee for longer term loans. We have generated more revenue from the loans with longer terms while we still incur the same amount of expenses.

b. Investors invested in our platform are either from online channels or referred by offline referral companies. The Company generally incurs higher marketing expenses to referral companies to attract investors. With the increasing brand awareness of our platform, more investors are flowing through from online channel. The percentage of investor from online channel increased from 8% in fiscal 2016 to 22% in fiscal 2017, as a result, the Company had less increase in marketing expense in relation to the overall revenue growth.

c. In June 2017, the Company started to lend entrusted loans through a licensed loan provider to SME and individual borrowers in China. For fiscal 2017, the Company earned $1.6 million financing income from entrusted loans.

Changes in Financial Position

The following table sets forth selected information from our consolidated balance sheet as of December 31, 2017 and 2016. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this prospectus.

	As of December 31,
	2017	2016
		(Restated)
Selected Consolidated Balance Sheets Data
Assets:
Cash and cash equivalents	$12,684,370	$8,561,695
Short-term investments	—	8,274,306
Short-term loans receivable	40,492,363	—
Prepayments	581,484	2,078,926
Total current assets	55,273,037	19,951,757
Investment in equity	2,935,121	—
Total assets	59,055,384	20,248,910
Liabilities and Stockholders’ Equity:
Liabilities from risk reserve fund guarantee, without recourse to the Company	12,105,557	7,297,123
Convertible notes payable	13,189,164	—

Taxes payable	3,326,474	1,285,160
Total liabilities	30,656,573	9,138,607
Retained earnings	17,449,837	2,175,746
Total stockholders’ equity	$28,398,811	$11,110,303

Cash and Cash Equivalents

As of December 31, 2017, our cash and cash equivalents balance was approximately $12.7 million, representing an increase of $4.1 million from approximately $8.56 million as of December 31, 2016. During fiscal 2017, we received cash proceeds in the amount of approximately $13.4 million from the issuance of convertible notes, and net cash provided by operating activities amounted to approximately $24.1 million, which was offset by negative net cash flows from investing activities of approximately $34.0 million. The rest of the increase in the cash balance is attributable to the exchange rate change of approximately $0.7 million.

Short-term Investments

Short-term investments consist of principal-guaranteed investments placed with investment management companies and wealth management products offered by commercial banks, with maturities within six months. Balance of short-term investments as of December 31, 2016 was approximately $8.3 million, consisting of the six-month wealth management products purchased with Shandong Wenye Investment Co., Ltd., which expired in the second quarter of 2017 and fully collected by the Company.

Short-term Loans Receivable

In June 2017, the Company launched entrusted loan service through a licensed loan provider to small and medium-sized enterprises (“SME”) and individual borrowers in China. As of December 31, 2017, all the entrusted loans issued were short-term with maturities within six months and the balance of loans receivable amounted to approximately $40.5 million. We did not have such service for the year ended December 31, 2016.

Prepayments

As of December 31, 2017, the balance of prepayments decreased by approximately $1.5 million from December 31, 2016, which was mainly due to less prepaid service fees to our referral service providers . The prepaid service fees are refundable if the service providers fail to refer potential investors to us.

Investment in equity

On September 1, 2017, the Company acquired 4.4538% of equity interests in Shenzhen TouZhiJia Financial Information Service Co., Ltd. from three individuals with a total cash consideration of $2.9 million. Shenzhen TouZhiJia Financial Service Co., Ltd’s main businesses include vertical Peer-to-Peer (“P2P”) search engine, private wealth management and secondary loan exchange services. Shenzhen TouZhiJia Financial, as a service provider, refers potential investors to the Company through online channel. The Company believes this investment could offer new opportunities for operational synergies in the financial information service industry.

Liabilities from risk reserve fund guarantee, without recourse to the Company

To minimize default risk, we offer a private loan risk reserve fund which is 2-5% of the credit extended to the third-party guarantors or borrowers who do not have a guarantor, though a risk reserve fund is not a regulatory requirement. Prior to an application for credit being made on our platform, borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2-5% of the amount being loaned, which shall be deposited directly into the risk reserve account and will be refunded to the borrowers (or guarantors) if the loan is paid in full at maturity. Balance of the risk reserve fund increased by 65.9% from approximately $7.3 million as of December 31, 2016 to approximately $12.1 million as of December 31, 2017, primarily due to the significant growth of loans facilitated through our online platform. In December 2017, we started to stop requiring new contributions from most of the borrowers and guarantors to the risk reserve fund, and stopped advertising the establishment of risk reserve funds on the platform. Existing reserve funds are being returned to borrowers and /or guarantors as loans mature and are repaid.

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

Taxes payable

The taxes payable balance increased from approximately $1.3 million in 2016 to approximately $3.3 million in 2017. The higher taxes payable balance was primarily due to an increase of $2.2 million in income tax payable balance, which was in line with our growth in earnings during the periods presented.

Retained Earnings

Retained earnings increased from approximately $2.2 million as of December 31, 2016 to approximately $17.4 million as of December 31, 2017, as a result of our increased profitability during the period.

Liquidity and Capital Resources

Sources of Liquidity

Cash balances at December 31, 2017 and 2016 were $12.7 million and $8.6 million, respectively. The cash balance included cash held in private loan risk reserve accounts of $12.1 million and $7.3 million as of December 31, 2017 and 2016, respectively.

In fiscal 2017, our principal sources of liquidity were cash generated from operating activities and proceeds from the issuance and sale of equity and convertible notes in private placements.

The following table sets forth a summary of our cash flows for the periods indicated:

Summary of Consolidated Cash Flow Data:	For The Years Ended December 31,
	2017	2016 (Restated)
Net cash provided by operating activities	$24,067,574	$4,825,042
Net cash used in investing activities	(34,022,598)	(9,163,998)
Net cash provided by financing activities	13,370,818	7,878,670
Effect of exchange rate change	706,881	(690,760)
Cash and cash equivalents:
Net increase	4,122,675	2,848,954
Balance at beginning of period	8,561,695	5,712,741
Balance at end of period	$12,684,370	$8,561,695

For the years ended December 31, 2017 and 2016, net cash provided by operating activities totaled $24.1 million and $4.8 million, respectively. The increase in cash flows from operating activities for the year ended December 31, 2017 was primarily due to $11.9 million increase in net income and less prepayments of referral service fees to third-party partners well as more risk reserve funds collected within increasing loan volume facilitated through our platform.

For the years ended December 31, 2017 and 2016, net cash used in investing activities totaled $34.0 million and $9.2 million, respectively. The increase in cash flows used in investing activities for the year ended December 31, 2017 was primarily due to $39.0 million entrusted loan investments in fiscal 2017. In June 2017, the Company started to lend entrusted loans through Qingdao Weichuang, a licensed loan provider under the PRC regulations, to SME and individual borrowers in China. As of December 31, 2017, the Company granted entrusted loans in the aggregate principal amount of $40.5 million to SME borrowers. The loans are short-term loans with typical loan terms between three and six months, and interest payable on a monthly basis. Interest rates charged are based on negotiation with borrowers, taking into consideration of factors such as duration of the loan, the industry in which the borrower conducts its business, its credit history, financial condition, operating results and cash flows etc. During fiscal 2016, in order to increase return of the Company’s excess cash in bank, the Company entered into two short-term entrusted financial management contracts with Wenye on November 7 and December 16, 2016, respectively. The total short-term investment through Wenye was $8.6 million, which was fully collected by the Company during fiscal 2017.

For the years ended December 31, 2017 and 2016, net cash provided by the financing activities totaled $13.4 million and $7.9 million, respectively. The increase in cash flows provided by the financing activities for the year ended December 31, 2017 was primarily due to proceeds of $13.4 million from convertible debt issued on June 30, 2017. During fiscal 2016, the Company completed a private placement of $7.9 million financing closed on October 18, 2016.

As of December 31, 2017, we had $55.2 million in total current assets and $17.5 million in total current liabilities, representing a current ratio of 3.2. As of December 31, 2016, we had $19.9 million in total current assets and $9.1 million in total current liabilities, with a current ratio of 2.2.

Operating Leases

The Company leases office space for its headquarters in Shanghai and branches in Beijing and Shandong province, and future minimum lease payments under non-cancellable operating leases with a term of one year or more consist of the following:

Year	Minimum lease payment
2018	$816,698
2019	$81,776
Thereafter	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Critical Accounting Policies

Basis of presentation and principles of consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Hui Ying Financial, Benefactum Alliance, including its wholly owned subsidiaries Benefactum Sino and WFOE, and its variable interest entity Benefactum Beijing, and have been reported in United States dollars. All inter-company balances and transactions have been eliminated in consolidation.

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

Short-term loans receivable, net

Short-term loans receivable represents the outstanding balance of the entrusted loans extended by the Company to borrowers. The Company currently does not have lending license required by relevant PRC laws to extend loans to borrowers directly. Instead, it entrusts a third party who has proper license to facilitate loans with funds provided by the Company. The Company started the lending business of entrusted loans in June 2017 through Qingdao Weichuang private Capital Management Co., Ltd (“Qingdao Weichuang”) as a partner. The Company pays a fixed processing fee equal to 0.15% of the aggregate loan amount to Qingdao Weichuang for facilitating these entrusted loans. All loans receivable consist of loans to small and medium sized enterprise (“SME”) with the term period ranging from 3 months to 6 months.

Loans receivable are recorded at unpaid principal balances, net of allowance for loan losses that reflects the Company’s best estimate of the amounts that will not be collected. As of December 31, 2017, the Company did not provide any provision for loan losses.

The allowance for loan losses is determined at a level believed to be reasonable to absorb probable losses inherent in the loan portfolio as of each balance sheet date. The allowance is provided based on an assessment performed on a portfolio basis. All loans are assessed individually depending on factors such as delinquency rate, size, and other risk characteristics of the portfolio.

Loan principal are charged off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined the balance is uncollectable. In accordance with ASC 310-10-35-41, the Company determines that any loans with outstanding balance that are 90 days past due are deemed uncollectible and therefore charged-off.

The Company started the lending business of entrusted loan on June 30, 2017 through Qingdao Weichuang private Capital Management Co., Ltd (“Qingdao Weichuang”) as an agent. All loans receivable consists of loans to small and medium sized enterprise (“SME”) with the term period ranging from 3 months to 6 months. For the year ended December 31, 2017, the Company provided Nil provision for loan losses, respectively.

Risk Reserve Fund

In order to better protect the investors’ interests on our online platform, the Company has voluntarily established a risk reserve fund which is generally equivalent to 2% to 5% of all credit extended to borrowers. Prior to an application for credit being made on our platform, the borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2% to 5% of the aggregate amount of the loan, which is deposited directly into the risk reserve fund and recorded as liabilities from risk reserve fund guarantee on the balance sheet. If the borrower cannot be matched with an investor within the fundraising period (no more than 19 days), all amounts deposited by the borrower or guarantor in the risk reserve fund, as the case may be, will be returned. If the borrower is successfully matched with an investor, the risk reserve fund will be refunded to the borrower if the loan is paid in full at maturity.

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

The risk reserve fund applies to loans facilitated through our online platform, including third-party loan assignments in which case Creditor Partners seek to sell their rights as creditors on third-party loans with borrowers who are not borrowers on our platform. In the role of transaction intermediary, the Company does not assume credit risk for loans including third-party loan assignments facilitated through our online platform and our risk reserve liability is limited to the balance of risk reserve fund that the borrowers or guarantors deposit with us. The determination of the risk reserve fund ratio is made by referencing the overdue default loan data for the industry in which the borrower operates its business. Our risk control department starts with the industry default loan data and credit trend then adjusts it appropriately with information collected from current and past borrower profiles in the same industry on our platform, also taking into consideration communications with and updates from guarantors including changes in guarantee fees they charge borrowers and other measures they would take in providing guarantees. Based on the research results, the risk control department then sets the reserve fund ratio for the industry and reviews and adjusts it regularly if necessary, usually every quarter to six months.

As of December 31, 2017, each loan transaction facilitated on our platform is guaranteed by a third-party guarantor who is jointly and severally liable for the loan, except for the third-party loan assignments by our Creditor Partners. Since these Creditor Partners are usually our third-party cooperative partners who refer borrowers to our platform and provide loan guarantee, the Company does not require them to provide a third-party guarantor when they seek to sell their creditor rights on our platform. They will provide a “letter of promise,” which promises that they will guarantee the loan if the Original Borrower defaults and the Company requires them to deposit 2% to 5% of the loan amount into the risk reserve fund as usual. In the event the Original Borrower defaults and the Creditor Partner also defaults on loan repayment, the Company will pay the investors the sum owed from the risk reserve fund. In December 2017, we started to stop requiring new contributions from most of the borrowers and guarantors to the risk reserve fund, and stopped advertising the establishment of risk reserve funds on the platform. Existing reserve funds are being returned to borrowers and /or guarantors as loans mature and are repaid.

Revenue Recognition

Revenues are primarily composed of fees collected from services provided with facilitating loan originations and services provided with assisting in loan repayment process through our online platform.

Loans facilitated through our online platform are mostly short-term loans for working capital purpose, with average duration of loan around 3 to 4 months. Pursuant to the agreements among the Company, the borrowers and the investors, all principal and interest payments are due and paid off in lump sum at the end of the loan term, with no payments of interest or principal over the duration of the loan. We generally sign electronically a three-party intermediary service agreement with borrowers and investors at the inception of the loan, which also specifies the repayment terms with the amounts of principal and interest due at the end of the loan term. The borrowers are obligated to pay a loan origination service fee to us upfront at the time of loan issuance and a loan repayment management fee at the time when the loan is repaid. All loans originated through our online platform are repaid through our online platform. Borrowers are allowed to prepay the loan before the due date, but the borrowers are obligated to pay us the full amount of the loan repayment management fee as if the loans are repaid at the end of the original loan term in accordance with the agreement.

The Company recognizes revenues under ASC 605 when the following four revenue recognition criteria are met for each revenue type: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

These criteria as they relate to each of the following major revenue generating activities are described below:

Transactions with online marketplace’s borrowers and investors

The Company generates loan origination service fees and loan repayment management fees by providing the following services:

●	Connecting investors to qualified borrowers and facilitating loan arrangements between the parties;

●	Providing loan repayment service when loan matures, including facilitating the payment channel and monitoring payments from borrowers and to investors;

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

Towards the end of each loan term, the Company also provides repayment service to ensure loan repayment process is handled smoothly through our online platform and to assist in release of liens or collaterals if applicable. The Company charges a separate fee for loan repayment service, which is determined based on an agreed upon percentage on the borrowing times the duration of the loan and is not refundable. Borrowers are obligated to pay loan repayment management fee upon repayment of the loan. Loan repayment management fee is recognized upon the borrower paying the principal, interest and our management fee for the loan repayment service through our online platform.

Entrusted loan lending transactions

Interest on loans receivable is accrued and recognized as income when earned. Accrual of interest is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal (e.g. when the loans have been past due by 90 days). Subsequent recognition of income for loans in non-accrual status occurs only to the extent payment is received, subject to the management’s assessment of the collectability of the remaining interest and principal.

Incentives to investors on the online platform

To attract investors to our online platform, the Company provides cash incentives from time to time to qualified investors within a limited period. During the relevant incentive program period, the Company sets certain thresholds for the investor to qualify in order to enjoy the cash incentive. When qualified investment is made, the cash incentive is provided to the investor. The cash incentives provided are accounted for as a reduction of revenue from investors in accordance with ASC subtopic 605-50.

Given the fact that the Company has not generated any revenue from investors since inception, when recording these incentives as a reduction in revenue from investors results in negative revenue for the investors on a cumulative basis, the cumulative shortfalls are re-characterized as an expense in accordance with ASC 605-50-45-9, given the inherent uncertainties with the incentive program which may not result in sufficient probable future revenue to the Company to recover such shortfalls. For the years ended December 31, 2017 and 2016, we recorded cash incentives of $2,145,576 and $276,226, respectively, all of which were re-characterized and recognized as sales and marketing expenses.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to clarify the Codification or to correct unintended application of guidance. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company adopted ASU 2014-09 and the related ASUs on January 1, 2018 using the modified retrospective method, which will not result in a cumulative catch-up adjustment to the opening balance sheet of retained earnings at the effective date.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company has performed an assessment of our revenue contracts and concluded that there will be no change to (1) the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606, which includes loan facilitation fees, loan repayment management fees, and financing income from entrusted loan lending transactions, (2) the presentation of revenue as gross versus net, or (3) the amount of capitalized contract costs upon adoption of Topic 606. Because there will be no change to the timing and pattern of revenue recognition, we believe there will be no material changes to the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. A modified retrospective approach is required. The Company anticipates the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial position; however, the Company does not believe adoption will have a material impact on the Company’s results of operations. The Company believes the most significant impact relates to our accounting for operating leases for office space and equipment.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business “, which provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 (“ASU 2017-09”) to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and application is prospective. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2017, the FASB has issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-23 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported on a Current Report on Form 8-K on June 5, 2017, we dismissed Anton & Chia, LLP (“A&C”) as the Company’s independent registered public accounting firm. During the fiscal years ended December 31, 2017 and 2016, we have had no disagreements with A&C, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of A&C, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods and there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission (the “SEC”).

Our Board of Directors appointed Friedman LLP, Certified Public Accountants (“Friedman”) as our new independent registered public accounting firm, effective June 1, 2017.

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

As of December 31, 2017, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017, as a result of the material weaknesses identified in our internal control over financial reporting, which are discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2017.

Specifically, our management identified certain matters involving internal control and our operations that it considered to be material weaknesses. As defined in the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified by our management as of December 31, 2017, are that we did not design, implement, or maintain effective entity-level controls related to our control environment, resulting in the following material weaknesses:

●	Lack of polices and controls on period end accounting close, including lack of formal policies on expense cutoff and account reconciliation. Specifically, we did not design and maintain effective controls over the completeness and accuracy of the obligations and accurate recognition of receipt of services and the related expenses in the proper period. In addition, we did not maintain effective controls on reviewing the related party transactions with timely disclosure.

●	We lacked sufficiently-trained personnel to provide for adequate segregation of duties within the accounting system and effective oversight of controls over access, change, data, and security management;

●	There is insufficient knowledge and experience among our internal accounting personnel regarding the application of US GAAP and SEC reporting requirements;

These material weaknesses resulted in the restatement of our consolidated financial statements for the year ended December 31, 2016.

Planned Remediation

As financial conditions permit, we plan to take the following actions to improve our internal control over financial reporting.

●	Engage the services of qualified consultants with appropriate U.S. GAAP and SEC reporting experience to support our financial reporting and SOX compliance requirements, including assistance with the following:

—	Remediating identified material weaknesses;

—	Monitoring our internal control over financial reporting on an ongoing basis;

—	Managing our period-end financial closing and reporting processes; and

—	Identifying and resolving non-routine or complex accounting matters.

●	Complete the implementation of, and related training for, our IT policies and procedures related to access, change, data, and security management to ensure that all relevant financial information is secure, identified, captured, processed, and reported within the accounting system and spreadsheets supporting financial reporting.

●	Continue providing training to accounting personnel regarding our significant policies and procedures related to accounting, finance, and internal control to ensure that financial reporting competencies are strengthened.

●	Arrange for our senior management and certain accounting and finance-related personnel to attend training sessions on US GAAP and financial reporting responsibilities and SEC disclosure requirements;

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

Changes in Internal Control Over Financial Reporting

We plan to adopt the new revenue recognition standard in the first quarter of 2018. We plan to enhance our internal controls over financial reporting related to this new adoption to ensure all related accounting policy and disclosures to reflect this change.

There were no other changes in the Company’s internal control over financial reporting during the fourth quarter of 2017, which were identified in connection with management’s evaluation that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the respective positions and ages of the directors (including director nominees) and executive officers of the Company as of the date of this report Each director nominee’s appointment will be effective immediately prior to our contemplated listing on a national securities exchange. After such time, each director shall hold office until the next annual meeting of shareholders and thereafter until his or her successor is elected and has qualified.

Name	Age	Position	Term in Office
Bodang Liu	39	Chief Executive Officer, Chairman and Director	September 29, 2016
Wei Zheng	36	Chief Financial Officer, Executive Director Nominee	September 29, 2016
Henry F. Schlueter	66	Independent Director Nominee	N/A
Io Wai (Alice) Wu	47	Independent Director Nominee	N/A
Dr. Fangyu Fei	68	Independent Director Nominee	N/A

Biographical Information

Bodang Liu. Mr. Liu has served as our Chief Executive Officer, Chairman and a Director since September 29, 2016. He also has been serving as the Executive Director of Benefactum Beijing since September 2013 and as Executive Director and General Manager of Benefactum Shenzhen since April 2016. In addition, he has been serving as Executive Director at Ningsheng Financial Information Service (Shanghai) Ltd. since December 2013. Mr. Liu took business management courses at Tsinghua University in October 2010. He also attended Cheung Kong Graduate School of Business from August 2011 to December 2011, focusing on executive management studies. In addition, Mr. Liu took courses in financing and secured transactions at Renmin University of China in March 2013 and received a course-completion certificate. To further his studies in management, Mr. Liu took Executive Master of Business Administration courses in international finance at Beijing University of Posts and Telecommunications from July 2016 to August 2016.

Wei Zheng. Ms. Zheng has served as our Chief Financial Officer since September 29, 2016 and has been nominated to serve as a director on the Board of Directors. Ms. Zheng is a senior accounting and financial manager with more than 10 years of progressive experience in finance and operations management. Ms. Zheng was appointed as the Chief Financial Officer of Benefactum Beijing in September 2016. She served as the Finance Manager of CWT Commodities (Shanghai) Co., Ltd from March 2015 to August 2016. In addition, Ms. Zheng worked as the Accounting Manager of Hyundai Heavy Industries (China) Investment Co., Ltd from July 2011 to January 2015. She also served as the Company Consultant to Xieli Management Consulting (Shenzhen) Co., Ltd from June 2010 to July 2011. Ms. Zheng’s professional experience also includes serving as the Chief Accountant of Shanghai Sunway Co., Ltd from April 2008 to June 2010. From February 2005 to April 2008, Ms. Zheng was an accountant at New Chen Yi (Shanghai) Industrial Development Co., Ltd. Ms. Zheng received her bachelor’s degree in accounting from Harbin University of Commerce in 2005. Ms. Zheng is a member of the Chinese Institute of Certified Public Accountants (CPA).

Henry F. Schlueter. Mr. Schlueter has been the managing director of Schlueter & Associates, P.C., practicing in the areas of securities, mergers and acquisitions, finance and corporate law, since 1992. Mr. Schlueter has been a director of Bonso Electronics International Inc. (NASDAQ: BNSO) since October 2001. Mr. Schlueter was admitted to practice law in Colorado and Wyoming, as well as before the U.S. District Courts for the District of Wyoming and the District of Colorado, and the Tenth Circuit Court of Appeals. Mr. Schlueter is a registered foreign lawyer with the Hong Kong Law Society and a fellow of the Chartered Institute of Arbitrators, and is qualified as an arbitrator for the Financial Industry Regulatory Authority (“FINRA”). Mr. Schlueter is a certified public accountant (inactive) and a member of the American Institute of Certified Public Accountants. Mr. Schlueter holds a bachelor’s degree in economics from the University of Wyoming, an MBA degree in accounting from the University of Wyoming, and a J.D. degree from the University of Wyoming. Based on Mr. Schlueter’s substantial experience in the areas of securities, mergers and acquisitions, finance and corporate law, we believe that Mr. Schlueter is well qualified to serve on our Board.

Io Wai (Alice)Wu. Ms. Wu has extensive experience in both auditing financial statements and internal controls of public and private companies. Ms. Wu currently provides accounting, consulting and advisory services to public and private companies through her own company Wu & Company, Inc., and has served as a director and the chair of the audit committee of Kingold Jewelry, Inc. since May 2016. Ms. Wu also served as a director and chaired the audit committee of Yulong Eco-Materials Limited from June 2015 and February 2017. Ms. Wu had previously held a variety of positions with accounting firms and companies, including serving as the chief financial officer of The Future Education Group Inc., a Chinese company providing online and mobile education platforms and contents from February 2015 to December 2015, being a partner of Anton & Chia, LLP from August 2013 to May 2014, being a partner at Cacciamatta Accounting Corporation from January 2009 to July 2013. Ms. Wu graduated from California State University, Fullerton, with a bachelor’s degree in business administration with accounting concentration. Given Ms. Wu’s extensive experience in accounting, auditing and internal controls, we believe that Ms. Wu is well qualified to serve on our Board.

Dr. Fangyu Fei. Dr. Fei is a professional researcher in economics. Dr. Fei has engaged in research and development in economics with China Academy of Financial Research of Shanghai Jiao Tong University since January 2016. Prior to this, Dr. Fei had held various positions as Vice Dean, Professor, Researcher with China Academy of Financial Research of Shanghai Jiao Tong University for six years since April 2009. Dr. Fei currently serves as a director of Shanghai Fuiou Payment Service. Dr Fei has deep understanding and knowledge in economics, the reform of state-owned enterprises and the supervision and management of state-owned assets, and is an author of over ten published books. Dr. Fang holds a Ph.D. degree in economics from Shanghai University of Finance and Economics, a master’s degree in economics from Peking University and a bachelor’s degree in law from Shanghai Normal University. Based on Dr. Fei’s extensive research experience in China’s economy and in the area of financial research in particular, we believe that Dr. Fei is well qualified to serve on our Board.

None of the events listed in Item 401(f) of Regulation S-K has occurred during the past ten years that is required to be disclosed hereunder.

Family Relationships

There are no family relationships between the Company and any of our directors or executive officers.

Director Independence

Our board of directors has identified and nominated for appointment each of Henry F. Schlueter, Io Wai (Alice) Wu and Fangyu Fei to serve as independent directors. Each of Mr. Schlueter, Ms. Wu and Dr. Fei have agreed to serve on our board of directors and their appointment will be effective immediately prior to our contemplated listing on a national securities exchange. The board of directors has determined that each of Mr. Schlueter, Ms. Wu and Dr. Fei are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria for independence set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our board of directors has also determined that these persons have no material relationships with us — either directly or as a partner, shareholder or officer of any entity — which could be inconsistent with a finding of their independence as members of our board of directors.

Corporate Governance

We have applied to list our shares of common stock on the NASDAQ Capital Market. Under The NASDAQ Marketplace Rules, we are required to comply with certain corporate governance standards at the time of listing, which include (i) having a majority of independent directors on our board; and (ii) establishing an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating and governance committee comprised of independent directors. Our audit committee, compensation committee and nominating and corporate governance committee shall be established immediately prior to our contemplated listing on a national securities exchange, and each of Mr. Schlueter, Ms. Wu and Dr. Fei shall serve on all of the committees. Each committee shall adopt a charter containing detailed descriptions of the committees’ duties and responsibilities.

Audit Committee

The members of the audit committee shall consist of Henry F. Schlueter, Io Wai (Alice) Wu and Dr. Fangyu Fei. Ms. Wu will serve as chair of the audit committee. Each member of the audit committee qualifies as an independent director under the corporate governance standards of the NASDAQ Listing Rules and the independence requirements of Rule 10A-3 of the Exchange Act. Our board of directors has determined that Ms. Wu qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the NASDAQ Listing Rules. The audit committee will adopt a written charter that satisfies the applicable standards of the SEC and the NASDAQ Listing Rules, which we will post on our website immediately prior to our contemplated listing on a national securities exchange.

The audit committee will assist the Board by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The audit committee is responsible for retaining (subject to shareholder ratification) and, as necessary, terminating the engagement of, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

Compensation Committee

The members of the compensation committee shall consist of Henry F. Schlueter, Io Wai (Alice) Wu and Dr. Fangyu Fei. Mr. Schlueter shall serve as chair of the compensation committee. Each member of the compensation committee shall be an independent director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act, each is an outside director as defined by Section 162(m) of the United States Internal Revenue. The compensation committee will adopt a written charter that satisfies the applicable standards of the SEC and the NASDAQ Listing Rules, which we will post on our website immediately prior to our contemplated listing on a national securities exchange.

The compensation committee will make recommendations to the Board concerning salaries and incentive compensation for our officers, including our principal executive officer, and employees and administers our stock option plans.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee shall consist of Henry F. Schlueter, Io Wai (Alice) Wu and Fangyu Fei. Dr. Fei shall serve serves as chair of the nominating and corporate governance committee. Each member of the nominating and corporate governance committee shall be an independent director as defined by the NASDAQ Listing Rules. The nominating and corporate governance committee will adopt a written charter that satisfies the applicable standards of the NASDAQ Listing Rules, which we will post on our website immediately prior to our contemplated listing on a national securities exchange.

The nominating and corporate governance committee will assist the Board in identifying qualified individuals to become board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness.

Board Leadership Structure and Role in Risk Oversight

Mr. Liu holds the positions of chief executive officer and chairman of the board of the Company. The board believes that Mr. Liu’s services as both chief executive officer and chairman of the board is in the best interest of the Company and its shareholders. Mr. Liu possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the Company in its business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business of the Company. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s shareholders, employees and customers.

The board has not designated a lead director given the limited number of directors comprising the Board. At such time that the independent director appointees officially join the Board, we will consider the need for a lead director.

Management is responsible for assessing and managing risk, subject to oversight by the board of directors. The board oversees our risk management policies and risk appetite, including operational risks and risks relating to our business strategy and transactions. Once establishe, each of the committees of the board will assist the board in this oversight responsibility in their respective areas of expertise.

●	The Audit Committee shall assists the board with the oversight of our financial reporting, independent auditors and internal controls. It will be charged with identifying any flaws in business management and recommending remedies, detecting fraud risks and implementing anti-fraud measures. The audit committee shall discuss the Company’s policies with respect to risk assessment and management with respect to financial reporting.

●	The Compensation Committee shall oversee compensation, retention, succession and other human resources-related issues and risks.

●	The Corporate Governance and Nominating Committee shall oversee risks relating to our governance policies and initiatives.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a code of business conduct and ethics that applies to our directors, officers and employees, which was filed as Exhibit 14.1 to Form S-1/A on September 22, 2017. A copy of this code is available on our website. We intend to disclose on our website any amendments to the Code of Business Conduct and Ethics and any waivers of the Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Section 16 Compliance

As of the date of this report, we are not subject to Section 16(a) of the Exchange Act.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

In connection with the formation of a Nominating and Corporate Governance Committee that will be established immediately prior to our listing on a national securities exchange, the Board has prepared a Nominating and Corporate Governance Charter. Among other things, the Nominating and Corporate Governance Committee is obligated to search for, identify, evaluate and recommend for the selection by the Board, candidates to fill new positions or vacancies on the Board, and review any candidates recommended by stockholders. However at this time, we do not have such a committee because Mr. Liu is the sole director. Mr. Liu has identified and evaluated each director candidate in accordance with the qualifications set forth below under the heading “Director Qualifications.” The Company expects that upon establishment of the Nominating and Corporate Governance Committee the same criteria will be used to qualify future candidates. At such time the Committee will also adopt a policy and procedures to be followed by security holders in submitting such recommendations for board members.

Director Qualifications

The Board of Directors is responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. There are general requirements for service on the Board that are applicable to directors and there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. Mr. Liu, as the sole director, considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

In its assessment of each potential candidate, including those recommended by the stockholders, Mr. Liu will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. Mr. Liu also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

Mr. Liu requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, Mr. Liu conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Item 11.	Executive Compensation.

Summary Compensation Table

The summary compensation table below shows certain compensation information by named executive officers for services rendered in all capacities for the fiscal years ended December 31, 2016 and 2017. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Slav Serghei, President, Treasurer and	2017	—	—	—	—	—	—	—	—
Secretary (1)	2016	—	—	—	—	—	—	—	—
Jing Xie, Former CEO, CFO and director (2)	2017	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—	—
Bodang Liu, CEO and Chairman (3)	2017	82,457	61,468						143,925
	2016	24,031							24,031

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

Director Compensation

In connection with their appointments to the Board of Directors, the Company entered into director agreements with each of Mr. Schlueter, Ms. Wu and Dr. Fei, which agreements will be effective immediately prior to our contemplated listing on a national securities exchange. The agreements provide that the independent directors will be compensated for their services as follows: Mr. Schlueter shall receive $36,000 in cash annually and shares of the Company’s common stock whose value at the times of award is equivalent to $36,000 annually, Ms. Wu shall receive $36,000 in cash annually and shares of the Company’s common stock whose value at the times of award is equivalent to $36,000, and Dr. Fei shall receive shares of the Company’s common stock whose value at the times of award is equivalent to RMB 600,000. In addition, each of Mr. Schlueter, and Ms. Wu and Dr. Fei shall be reimbursed for reasonable expenses incurred for meetings attended in person. Our directors have received no compensation for their service on the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

There were no individual grants or stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table through December 31, 2017.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our Board of Directors.

Equity Compensation Plan Information

None

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 19, 2018, certain information concerning the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock or series a common stock; (ii) each director; (iii) each named executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power. The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 72,364,178 shares of our common stock.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Name and Address (1)	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
Directors and Officers

Bodang Liu
Household 1302, Unit 2, No. 35 Zhangzhou First Road, Shinan District, Qingdao, Shandong, China	67,479,419	(2)	93.25%

Wei Zheng	—		—

All Officers and Directors (two persons)	67,479,419		93.25%

Owner of more than 5% of Class

Avis Genesis Inc. (3)	33,744,283		46.63%

NovaSage Incorporation (Seychelles) Limited, Second Floor, Capital City, Independence Avenue, Victoria, Mahe, Seychelles

Manor Goldie Inc. (4)	33,735,136		46.62%

NovaSage Incorporation (Seychelles) Limited, Second Floor, Capital City, Independence Avenue, Victoria, Mahe, Seychelles

(1) Except as otherwise set forth below, the address of each beneficial owner is Rooms 2401, 2402, 2403, 2404 and 2412 on 2299 Yan’an West Road, Shanghai, China.

(2) Includes shares owned by Avis Genesis Inc. and Manor Goldie Inc., of which entities Chairman Liu is sole shareholder and director and has sole investment and voting power over the shares owned by Avis Genesis Inc. and Manor Goldie Inc.

(3) Bodang Liu, our Chairman and Chief Executive Officer, is the sole shareholder and director, of Avis Genesis Inc., a Seychelles company and has sole investment and voting power over the shares owned by Avis Genesis Inc.

(4) Bodang Liu, our Chairman and Chief Executive Officer, is the sole shareholder of Manor Goldie Inc., a Seychelles company and has sole investment and voting power over shares owned by Manor Goldie Inc.

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

From June 30, 2017 to December 31, 2017, Qingdao the Company, through Weichuang Private Capital Management Co., Ltd. (“Qingdao Weichuang”) as trustee, loaned $40.5 million to SME borrowers as evidenced by entrusted loan agreements. Benefactum Beijing pays a processing fee equal to 0.15% of the aggregate loan amounts to Qingdao Weichuang for issuing the entrusted loans. The sister of Mr. Bodang Liu, our chief executive officer and chairman, owns 48.41% of the outstanding equity interests in Qingdao Weichuang. For the year ended December 31, 2017, the processing fee expense paid to Qingdao Weichuang amounted to $78,798.

On September 1, 2017, Benefactum Beijing, through its wholly-owned subsidiary Puhui Equity Investment Co., Ltd., acquired 4.4538% of the equity interests in Shenzhen TouZhiJia Financial Information Service Co., Ltd. (“Shenzhen TouZhiJia Financial”), who refers potential investors to our online platform through online channel. The Company incurred $353,782 referral service expense to Shenzhen TouzhiJia Financial for the period from September 1 to December 31, 2017. As of December 31, 2017, the balance of the referral service fee prepayment to Shenzhen TouZhiJia Financial was $75,149.

For years ended December 31, 2017 and 2016, the Company incurred unreimbursed expense paid by Mr. Bodang Liu, our chief executive officer and chairman, on behalf of the Company. As of December 31, 2017 and 2016, the due to related party balance was $214,571 and $194,313, respectively. The balances are non-interest bearing and due on demand.

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

Each of the contractual agreements is described in detail below:

Trademarks, Technologies & Management and Consulting Service Agreement

Pursuant to the Trademarks, Technologies & Management and Consulting Service Agreement between WFOE and Benefactum Beijing, Benefactum Beijing would transfer all its rights to its trademarks, technologies and other intellectual property to WFOE. Additionally, Benefactum Beijing has engaged WFOE as its exclusive management consultant to provide client management, marketing counseling, corporate management, finance consulting and personnel training services. As consideration for the provision of such services, Benefactum Beijing pays WFOE a management and consulting fee equivalent to its net profits after tax.

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

Other than the transactions described above, there are no material relationships between the Company and its current officers and directors or any of the persons expected to become directors or executive officers of the Company other than the transactions and relationship contemplated in the Share Exchange Agreement and the Amendment.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm Anton & Chia, LLP, during the fiscal years ended December 31, 2017 and 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2017	2016
Audit Fees	$89,250	120,300
Audit-Related Fees	57,500	—
Tax Fees		—
All Other Fees		—
TOTAL	$146,750	120,300

The following table sets forth fees billed to us by our independent registered public accounting firm Friedman LLP, during the fiscal years ended December 31, 2017 and 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2017	2016
Audit Fees	$260,000	—
Audit-Related Fees	15,000	—
Tax Fees		—
All Other Fees		—
TOTAL	$275,000	—

Pre-Approval Policies and Procedures

Our Board reviews and approves all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2017 and 2016 is compatible with and did not impair their independence. At such time as our Audit Committee is established, the members of the Audit Committee will undertake such review.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages 79 through 109 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

2.1	Agreement and Plan of Merger dated June 5, 2017. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A (Reg. No. 333-219451) filed with the SEC on November 22, 2017)
3.1	Certificate of Incorporation of Sino Fortune Holding Corporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 18, 2014)
3.2	Bylaws of Sino Fortune Holding Corporation(Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Commission on December 18, 2014)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on April 4, 2016 (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on April 8, 2016.)
3.4	Certificate of Change filed with the Secretary of State of the State of Nevada on June 20, 2017 (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the Commission on June 26, 2017.)
3.5	Articles of Merger filed with the Secretary of State of the State of Nevada on September 27, 2017 (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the Commission on October 2, 2017.)
3.6	Certificate of Correction filed with Secretary of State of the State of Nevada on September 29, 2017 (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed with the Commission on October 2, 2017.)
4.21	Form of Note (3).
10.1	Share Exchange Agreement by and among Sino Fortune Holding Corporation, Benefactum Alliance Holdings Company Limited, and the shareholders of Benefactum Alliance Holdings Company Limited dated May 13, 2016. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 13, 2016.)
10.2	Amendment to Share Exchange Agreement by and among Sino Fortune Holding Corporation, Benefactum Alliance Holdings Company Limited, and the shareholders of Benefactum Alliance Holdings Company Limited dated September 14, 2016. (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on September 14, 2016.)
10.3	Share Transfer Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Bodang Liu dated January 9, 2016. (Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.4	Acquisition Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Ningsheng Financial Information Service (Shanghai) Ltd. dated December 5, 2015 (Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.5	Lease Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Guan Ailing dated March 28, 2016. (Incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.6	Lease Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Qingdao Ya Mai Real Estate Development Limited Company dated December 31, 2014. (Incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.7	Lease Agreement between Ningsheng Financial Information Service (Shanghai) Ltd. and Shanghai World Trade Mall Limited Company dated October 29, 2015 (Incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed with the SEC on September 30 2016)
10.8	Lease Agreement between Ningsheng Financial Information Service (Shanghai) Ltd. and Shanghai World Trade Mall Limited Company dated October 29, 2015 (Incorporated by reference to Exhibit 10.8 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.9	Lease Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Shanghai World Trade Mall Limited Company dated on March 15, 2016 (Incorporated by reference to Exhibit 10.9 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.10	Supplemental Agreement to Lease Agreement between Benefactum Alliance Business Consultant (Beijing) Co., Ltd. and Shanghai World Trade Mall Limited Company dated April 29, 2016. (Incorporated by reference to Exhibit 10.10 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.11	Modification Agreement to the Lease Agreement among Benefactum Alliance Business Consultant (Beijing) Co., Ltd., Ningsheng Financial Information Service (Shanghai) Ltd. and Shanghai World Trade Mall Limited Company dated March 11, 2016 (Incorporated by reference to Exhibit 10.11 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.12	Employment Agreements between Sino Fortune Holding Corporation and Bodang Liu dated September 29, 2016 (Incorporated by reference to Exhibit 10.12 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.13	Employment Agreements between Sino Fortune Holding Corporation and Wei Zheng dated September 29, 2016 (Incorporated by reference to Exhibit 10.13 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.14	Assets Purchase Agreement with Shanghai Nami Financial Consulting Co., Ltd. dated April 30, 2016 (Incorporated by reference to Exhibit 10.14 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.15	Strategic Cooperation Agreement and Supplementary Agreement with Shanghai Nami Financial Consulting Co., Ltd. dated April 1, 2016 (Incorporated by reference to Exhibit 10.15 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.16	Cooperation Agreement with Shangrao City Yi Lu Tong Limited Company dated May 15, 2016 (Incorporated by reference to Exhibit 10.16 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.17	Cooperation Agreement Beijing Quan Shi Tian Di Online Internet Information (Beijing Daily Online Network Information) Co., Ltd dated May 10, 2016 (Incorporated by reference to Exhibit 10.17 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.18	Agency Agreement regarding Trademark with Beijing Wei Ben Intellectual Property Management Limited Company dated May 5, 2016 (Incorporated by reference to Exhibit 10.18 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.19	Cooperation Agreement with China Construction Bank Corporation Limited Shanghai Second Branch dated February, 2016 (Incorporated by reference to Exhibit 10.19 to our current report on Form 8-K filed with the SEC on December 31, 2016)
10.20	Electronic Stamp Product Contract with China Financial Certification Authority dated August 4, 2014 (Incorporated by reference to Exhibit 10.20 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.21	Cooperation Structure Agreement with Weihai Hui Yin Pawnshop Limited Company dated April 6, 2016 (Incorporated by reference to Exhibit 10.21 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.22	Confidential Agreement with Weihai Hui Yin Pawnshop Limited Company dated April 6, 2016 (Incorporated by reference to Exhibit 10.22 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.23	Cooperation Structure Agreement with Shandong Yin Qiao Guarantee Limited Company dated May 30, 2016 (Incorporated by reference to Exhibit 10.23 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.24	Confidential Agreement with Shandong Yin Qiao Guarantee Limited Company dated May 30, 2016 (Incorporated by reference to Exhibit 10.24 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.25	Advertisement Cooperation Agreement with TouZhiJia Financial Information Service Limited Company dated March 28, 2016 (Incorporated by reference to Exhibit 10.25 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.26	Cooperation Agreement with Qing Dao Zhong Ying Asset Management Limited Company dated February 3, 2016. (Incorporated by reference to Exhibit 10.26 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.27	Confidential Agreement with Qing Dao Zhong Ying Asset Management Limited Company dated February 3, 2016. (Incorporated by reference to Exhibit 10.27 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.28	Supplemental Agreement to the Cooperation Structure Agreement with Inner Mongolia Jinfengyuan Financing Guarantee Co., Ltd. dated February 23, 2016 (Incorporated by reference to Exhibit 10.28 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.29	Cooperation Structure Agreement with Inner Mongolia Jinfengyuan Financing Guarantee Co., Ltd. dated October 30, 2015. (Incorporated by reference to Exhibit 10.29 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.30	Insurance Contract with Sunshine Insurance Group Limited Company dated November 4, 2015. (Incorporated by reference to Exhibit 10.30 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.31	Member Service Agreement with Beijing Allwin Credit Co., Ltd. dated July 3, 2015. (Incorporated by reference to Exhibit 10.31 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.32	Cooperation Agreement with Jilin Longsheng Pawnshop Co., Ltd. dated November 26, 2015 (Incorporated by reference to Exhibit 10.32 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.33	Confidential Agreement with Jilin Longsheng Pawnshop Limited Company dated November 26, 2015 (Incorporated by reference to Exhibit 10.33 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.34	Cooperation Agreement with HaodaiTianxia Information Technology (Beijing) Limited Company dated November 18, 2015 (Incorporated by reference to Exhibit 10.34 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.35	Confidential Agreement with HaodaiTianxia Information Technology (Beijing) Limited Company dated November 18, 2015 (Incorporated by reference to Exhibit 10.35 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.36	Project Cooperation Agreement among Benefactum Beijing, Huang Zhi Ying, Shenzhen Qianhai Da Fei Financial Service Limited Company, Gong Yun Hong, Cao Cheng, Qinhuangdao Rong Tai Guarantee limited Company dated November 16, 2015 (Incorporated by reference to Exhibit 10.36 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.37	Cooperation Agreement with Weifang Run Ze Pawnshop Limited Company dated October 19, 2015(Incorporated by reference to Exhibit 10.37 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.38	Cooperation Agreement with Yantai Hai Zhi Zhou Pawnshop Limited Company dated August 3, 2015 (Incorporated by reference to Exhibit 10.38 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.39	Advertisement Cooperation Agreement with Wang Dai Zhi Jia Limited Company dated July 20, 2016 (Incorporated by reference to Exhibit 10.39 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.40	Cooperation Agreement with Weifang City Zifang District Yin Xin Small Loan Limited Company dated October 30, 2015 (Incorporated by reference to Exhibit 10.40 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.41	Supplemental Agreement to the Cooperation Agreement with Weifang City Zifang District Yin Xin Small Loan Limited Company dated February 23, 2016 (Incorporated by reference to Exhibit 10.41 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.42	Cooperation Agreement with Qingdao Shungeng Pawnshop Limited Company dated October 30, 2015 (Incorporated by reference to Exhibit 10.42 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.43	Cooperation Agreement with Qingdao Miguo Software Technology Limited Company dated December 21, 2015 (Incorporated by reference to Exhibit 10.43 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.44	Hui Fu Tian Xia Escrow Account Service Agreement with Shanghai Hui Fu (ChinaPnR) Data Service Limited Company dated December 31, 2014 (Incorporated by reference to Exhibit 10.44 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.45	Supplemental Agreement to Hui Fu Tian Xia Escrow Account Service Agreement with Shanghai Hui Fu (ChinaPnR) Data Service Limited Company dated December 31, 2014 (Incorporated by reference to Exhibit 10.45 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.46	Supplemental Agreement regarding Fast Recharge Function with Shanghai Hui Fu (ChinaPnR) Data Service Limited Company dated December 31, 2014 (Incorporated by reference to Exhibit 10.46 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.47	Cooperation Agreement with Guo Zhao Financing and Leasing Limited Company dated April 6, 2016 (Incorporated by reference to Exhibit 10.47 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.48	Supplementary Agreement to the Cooperation Agreement with Guo Zhao Financing and Leasing Co., Ltd. dated April 5, 2016 (Incorporated by reference to Exhibit 10.48 to our current report on Form 8-K filed with the SEC on September 30, 2016)

10.49	Cooperation Agreement with Qingdao Zhong Yi Pai Mai (Qingdao China Arts Auction) Co., Ltd. dated November 12, 2013 (Incorporated by reference to Exhibit 10.49 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.50	Cooperation Agreement with China Ruidong Sports Technology Limited Company dated March 30, 2016 (Incorporated by reference to Exhibit 10.50 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.51	Confidential Agreement with China Ruidong Sports Technology Limited Company dated March 30, 2016(Incorporated by reference to Exhibit 10.51 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.52	Cooperation Agreement with Hangzhou Wu Yun Internet Technology Limited Company dated January 19, 2016 (Incorporated by reference to Exhibit 10.52 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.53	Cooperation Agreement with Hangzhou Wu Yun Internet Technology Limited Company dated June 15, 2016 (Incorporated by reference to Exhibit 10.53 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.54	Cooperation Agreement with Inner Mongolia Zhong Xin Tong Investment Co., Ltd. and Inner Mongolia Jinfengyuan dated June 1, 2016 (Incorporated by reference to Exhibit 10.54 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.55	Cooperation Agreement with Qingdao Rongshun Pawn Co., Ltd. dated October 30, 2015 (Incorporated by reference to Exhibit 10.55 to our current report on Form 8-K filed with the SEC on September 30, 2016)
10.56	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 20, 2016)
10.57	Form of Escrow Agreement (Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on October 20, 2016)
10.58	Short-Term Entrusted Financial Management Contract (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 10, 2016)
10.59	Trademarks, Technologies & Management and Consulting Service Agreement, dated April 28, 2016, by and between Benefactum Alliance (Shenzhen) Investment Consulting Co., Ltd. and Benefactum Alliance Business Consulting (Beijing) Co., Ltd. (1)
10.60	Exclusive Right and Option to Purchase Agreement, dated April 28, 2016, by and among Benefactum Alliance (Shenzhen) Investment Consulting Co., Ltd., Bodang Liu, Wei Li, and Benefactum Alliance Business Consulting (Beijing) Co., Ltd. (1)
10.61	The Equity Interest Pledge Agreement, dated April 28, 2016, by and among Benefactum Alliance (Shenzhen) Investment Consulting Co., Ltd., Bodang Liu, Wei Li, and Benefactum Alliance Business Consulting (Beijing) Co., Ltd. (1)
10.62	Equity Interest Holders’ Voting Rights Proxy Agreement, dated April 28, 2016, by and among Bodang Liu, Wei Li and Benefactum Alliance (Shenzhen) Investment Consulting Co., Ltd. (1)
10.63	Amendment No. 1 to the Employment Agreement, dated April 11, 2017, by and between the Company and Wei Zheng (1)
10.64	Cooperation Agreement on Payment and Settlement Services of Fund Depository Business, dated March 20, 2017, by and between Benefactum Alliance Business Consulting (Beijing) Co., Ltd. and Jiangxi Bank (1)
10.65	Share Transfer Framework Agreement dated June 14, 2017 among the Company, Shenzhen TouZhiJia Financial Information Service Co., Ltd. and the shareholders named therein. (2)
10.66	Form of Securities Purchase Agreement (3).
10.67	Form of Stock Pledge Agreement (3).
10.68	Form of Entrusted Loan Contract (3).
10.69	Form of Entrusted Loan Guarantee Contract (3).
14.1	Code of Ethics Applicable to Directors, Officers And Employees (Incorporated by reference to Exhibit 14.1 to our Registration Statement on Form S-1/A (Reg. No. 333-219451) filed with the SEC on September 22, 2017)

21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

(1) Incorporated by reference to the exhibit to our annual report on Form 10-K filed with the SEC on April 13, 2017.

(2) Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on June 20, 2017.

(3) Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on July 7, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUI YING FINANCIAL HOLDINGS CORPORATION

Date: March 19, 2018	By:	/s/ Bodang Liu
	Name:	Bodang Liu
	Title:	Chief Executive Officer (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bodang Liu	Chief Executive Officer and Chairman	March 19, 2018
Bodang Liu	(Principal Executive Officer)

/s/ Wei Zheng	Chief Financial Officer	March 19, 2018
Wei Zheng	(Principal Accounting and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Hui Ying Financial Holdings Corporation (formerly known as Sino Fortune Holding Corporation) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hui Ying Financial Holdings Corporation (formerly known as Sino Fortune Holding Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and other comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2017.

New York, New York

March 19, 2018

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$12,684,370	$8,561,695
Short-term investments	—	8,274,306
Accounts receivable	690,600	281,038
Short-term loans receivable	40,492,363	—
Prepayments	581,484	2,078,926
Other receivables	749,071	755,792
Due from related party	75,149	—
Total current assets	55,273,037	19,951,757
Property and equipment - net	833,828	279,408
Investment in an equity investee	2,935,121	—
Intangible assets	13,398	17,745
Total assets	$59,055,384	$20,248,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$980,031	$327,071
Taxes payable	3,326,474	1,285,160
Deferred tax liability	—	16,673
Interest payable	551,087	—
Due to related party	214,571	194,313
Liabilities from risk reserve fund guarantee, without recourse to the Company	12,105,557	7,297,123
Other payables	289,689	18,267
Total current liabilities	17,467,409	9,138,607

Convertible notes payable	13,189,164	—
Total long-term liabilities	13,189,164	—
Total liabilities	30,656,573	9,138,607

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.001 par value, 598,000,000 shares authorized, 72,364,178 shares issued and outstanding as of December 31, 2017 and 2016, respectively	72,364	72,364
Additional paid-in capital	9,527,326	9,527,326
Retained earnings	17,449,837	2,175,746
Accumulated other comprehensive income (loss)	1,349,284	(665,133)
Total stockholders’ equity	28,398,811	11,110,303
Total liabilities and stockholders’ equity	$59,055,384	$20,248,910

The accompanying notes are an integral part of these consolidated financial statements.

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2017	2016
		(Restated)
Revenues:
Financing income from entrusted loans	$1,583,387	$—
Loan facilitation and repayment management fees and others	44,914,425	24,679,249
Total revenues	46,497,812	24,679,249

Operating expenses
Selling, general and administrative expenses	28,237,779	19,355,753
Business and related taxes	179,347	175,854
Depreciation	128,492	678,991
Total operating expenses	28,545,618	20,210,598
Income from Operations	17,952,194	4,468,651

Other income (expenses)
Interest income	196,500	112,344
Interest expense and bank charges	(697,609)	(7,226)
Realized gain on investments	393,146	—
Other	(6,456)	(76,467)
Total other (expense) income	(114,419)	28,651
Income before provision for income taxes	17,837,775	4,497,302
Provision for income taxes	(2,563,684)	(1,058,097)
Net income	15,274,091	3,439,205

Other comprehensive income (loss)
Net unrealized (loss) gain on investments (net of tax effect)	(50,018)	50,018
Foreign currency translation adjustment	2,064,435	(685,947)
Total other comprehensive income (loss)	2,011,295	(632,952)
Total comprehensive income	$17,288,508	$2,803,276

Net income per common share
Basic	$0.21	$0.05
Diluted	$0.21	$0.05

Weighted average number of common shares outstanding - basic and diluted
Basic	72,364,178	68,540,156
Diluted	75,697,703	68,540,156

The accompanying notes are an integral part of these consolidated financial statements.

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2016	67,500,000	$67,500	$1,653,520	$(1,263,459)	$(29,204)	$428,357
Shares issued due to reorganization	1,092,000	1,092	(1,092)			—
Shares issued pursuant to Private Placement Subscription Agreement dated October 18, 2016	3,772,178	3,772	7,874,898			7,878,670
Net income for the year ended December 31, 2016 (As Restated)	—	—	—	3,439,205		3,439,205
Net unrealized gain on investments (net of tax effect)					50,018	50,018
Foreign currency translation adjustment (As Restated)	—	—	—		(685,947)	(685,947)
Balance, December 31, 2016 (Restated)	72,364,178	$72,364	$9,527,326	$2,175,746	$(665,133)	$11,110,303
Net income for the year ended December 31, 2017				15,274,091		15,274,091
Net unrealized gain on investments (net of tax effect)					(50,018)	(50,018)
Foreign currency translation adjustment					2,064,435	2,064,435
Balance, December 31, 2017	72,364,178	72,364	9,527,326	17,449,837	1,349,284	28,398,811

The accompanying notes are an integral part of these consolidated financial statements.

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
		( Restated)
Cash flows from operating activities:
Net income	$15,274,091	$3,439,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,492	678,991
Accrued interest for convertible notes	551,087	—
Gain or loss on disposal of fixed assets	—	(6,490)
Changes in operating assets and liabilities:
Accounts receivable	(376,197)	(293,756)
Prepayments	1,576,506	(1,725,695)
Other receivables	55,387	72,468
Due from related party	(72,364)	—
Accounts payable and accrued liabilities	622,970	(701,703)
Taxes payable	1,882,499	799,277
Due to related party	6,931	203,106
Liabilities from risk reserve fund guarantee	4,157,957	2,340,578
Other payable	260,215	19,061
Net cash provided by operating activities	24,067,574	4,825,042

Cash flows from investing activities:
Purchases of property and equipment	(636,915)	(566,409)
Purchases of intangible asset	(2,036)	(18,548)
Purchase of short-term investments	(7,398,858)	(8,579,041)
Proceeds from disposal of short-term investments	15,833,556	—
Disbursements for short-term entrusted loans made	(38,991,980)	—
Investment in an equity investee	(2,826,365)	—
Net cash used in investing activities	(34,022,598)	(9,163,998)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	13,370,818	—
Proceeds from issuance of common stock	—	7,878,670
Net cash provided by financing activities	13,370,818	7,878,670

Effect of exchange rate change	706,881	(690,760)

Cash and cash equivalents:
Net increase	4,122,675	2,848,954
Balance at beginning of year	8,561,695	5,712,741
Balance at end of year	$12,684,370	$8,561,695

Supplemental Disclosures of Cash Flow Information:
Cash received for interest income	$1,407,769	$112,344
Cash paid for interest	$146,507	$—
Cash paid for income taxes	$692,655	$15,733
Non-cash activities:
Transfer of fixed assets as payment to a service provider	$—	$247,200

The accompanying notes are an integral part of these consolidated financial statements.

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 13, 2016, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) and on September 14, 2016, the Company entered into an amendment to the Share Exchange Agreement (the “Amendment”) with Benefactum Alliance Holdings Company Limited (“Benefactum Alliance”), a British Virgin Islands company, and all the stockholders of Benefactum Alliance, namely, Mr. Bodang Liu, Avis Genesis Inc. and Manor Goldie Inc. (each a “Stockholder” and collectively the “Stockholders”), to acquire all the issued and outstanding capital stock of Benefactum Alliance in exchange for the issuance to the Stockholders an aggregate of 337,500,000 restricted shares of our common stock (the “Reverse Merger”). The Reverse Merger closed on September 29, 2016. As a result, Benefactum Alliance became our wholly owned subsidiary and after the Reverse Merger, the Company had a total of 342,960,000 ( or 68,592,000 after considering the effect of 1:5 reverse stock split approved in June 2017) shares of common stock outstanding and former Stockholders of Benefactum Alliance owned 98.41% of the issued and outstanding shares.

The acquisition of Benefactum Alliance was accounted for as a recapitalization effected by a share exchange, wherein Benefactum Alliance is considered the acquirer for accounting and financial reporting purposes (legal acquiree) with no adjustment to the historical basis of its assets and liabilities. Benefactum Alliance’s Stockholders become the majority stockholders and have control of the Company. The Company was a non-operating public shell prior to the acquisition and as a result of the acquisition of Benefactum Alliance, the Company is no longer a shell company. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. The historical financial statements for periods prior to September 29, 2016 are those of Benefactum Alliance except that the equity section and earnings per share have been retroactively restated to reflect the recapitalization.

Benefactum Alliance is a holding company incorporated under the laws of British Virgin Islands on March 15, 2016. On April 7, 2016, Benefactum Alliance incorporated Benefactum Sino Limited (“Benefactum Sino”) in Hong Kong Special Administrative Region (“SAR”). Benefactum Sino, in turn, incorporated Benefactum Alliance (Shenzhen) Investment Consulting Company Limited (“Benefactum Shenzhen” or “WFOE”) in the People’s Republic of China (“PRC” or “China”) with a registered capital of RMB 100,000 on April 21, 2016. Benefactum Shenzhen entered into a series of contractual agreements with Benefactum Alliance Business Consultant (Beijing) Co., Ltd. (“Benefactum Beijing”), a company incorporated in the People’s Republic of China on September 10, 2013 with a registered capital of RMB 50,000,000. Benefactum Beijing is engaged in operating an electronic online financial platform, www.hyjf.com, as well as mobile apps, which are designed to match investors with small and medium-sized enterprises (“SMEs”) and individual borrowers in China and generate its revenue from services in connection with matching investors with these borrowers.

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

Note 1 - Organization and description of business - continued

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

Benefactum Beijing incorporated Qianhai Zhonghui Business Information Consulting Co., Ltd (“Qianhai”) on May 9, 2017 and incorporated Puhui Equity Investment Co., Ltd (“Puhui”) on February 24, 2017. Both Qianhai and Puhui are located in Xinjiang Khorgos Economic Development Zone, where a favorable income tax holiday is offered for service-oriented entities.

Total assets and liabilities presented on the Consolidated Balance Sheets and revenue, expenses, net income presented on the Consolidated Statement of Income and Other Comprehensive Income as well as the cash flow from operation, investing and financing activities presented on the Consolidated Statement of Cash Flows are substantially the financial position, operation and cash flow of the Company’s VIE-Benefactum Beijing. The Company has not provided any financial support to the VIE for the years ended December 31, 2017 and 2016. The following assets and liabilities of the consolidated VIE are included in the accompanying consolidated financial statements of the Company as of December 31, 2017 and 2016.

	Balance as of
	December 31, 2017	December 31, 2016
Current assets	$55,273,037	$19,951,757
Non-current assets	3,782,347	297,153
Total assets	59,055,384	20,248,910

Current liabilities	16,916,322	9,065,107
Non-current liabilities	—	—
Total liabilities	$16,916,322	$9,065,107

Note 2 – Restatement of previously issued consolidated financial statement

During the preparation of our Annual Report on Form 10-K for the fiscal year of 2017, the Company has discovered errors in expense cutoff procedures and reclassification of a related party balance, which resulted in misstatements in our previously issued consolidated financial statements for the year ended December 31, 2016.  The consolidated financial statements for the year ended December 31, 2016 have been restated to reflect the correction of the misstatements. The Company has also corrected certain disclosures related to the consolidated financial statements. The Company’s management discussed the circumstances surrounding the misstatements with the Board of Directors. In connection with the accounting review, the Company identified material weaknesses in its internal control over financial reporting, described in further detail in Item 9A, “Controls and Procedures,” contained in this Annual Report on Form 10-K.  As a result of these misstatements, the Company has restated its consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

Note 2 – Restatement of previously issued consolidated financial statement - continued

The impact of these restatements on the consolidated financial statements as previously reported is summarized below:

	As of December 31, 2016
	As previously reported	Restated

Other receivables	$792,849	$755,792
Total current assets	19,988,814	19,951,757
Total assets	20,285,967	20,248,910
Accounts payable and accrued liabilities	227,895	327,071
Due to related party	—	194,313
Other payables	219,911	18,267
Total current liabilities	9,046,762	9,138,607
Total liabilities	9,046,762	9,138,607
Retained earnings	2,310,480	2,175,746
Accumulated other comprehensive income	(670,965)	(665,133)
Total stockholder’s equity	$11,239,205	$11,110,303

	For the year ended December 31, 2016
	As previously reported	Restated

Selling, general and administrative expenses	$19,221,019	$19,355,753
Total operating expenses	20,075,864	20,210,598
Income from Operations	4,603,385	4,468,651
Net income	3,573,939	3,439,205
Foreign currency translation adjustment	(691,779)	(685,947)
Total other comprehensive income (loss)	(641,761)	(635,929)
Total comprehensive income	$2,932,178	$2,803,276

Net income per common share
Basic	$0.05	$0.05
Diluted	$0.05	$0.05

Note 3 – Summary of significant accounting policies

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

Note 3 – Summary of significant accounting policies - continued

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with maturities of three months or less when purchased. The Company’s cash equivalents, which consist of money market funds, are measured at fair value on a recurring basis. As of December 31, 2017 and 2016, the carrying amount of cash equivalent was $7,810,995 and Nil, respectively, which was measured at fair value determined based upon Level 1 inputs.

Short-term Investments

Short-term investments other than highly liquid ones are classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the classifications at each balance sheet date. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date, the nature of the investment and its availability for use in current operations. The Company’s investments are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are reported in earnings in the current period. When we sell an investment, the cost is based on the specific identification method.

Short-term Loans Receivable, net

Short-term loans receivable represents the outstanding balance of the entrusted loans extended by the Company to borrowers. The Company currently does not have lending license required by relevant PRC laws to extend loans to borrowers directly. Instead, it entrusts a third party who has proper license to facilitate loans with funds provided by the Company. The Company started the lending business of entrusted loans in June 2017 through Qingdao Weichuang Private Capital Management Co., Ltd (“Qingdao Weichuang”) as a partner. The Company pays a fixed processing fee equal to 0.15% of the aggregate loan amount to Qingdao Weichuang for facilitating these entrusted loans. All loans receivable consist of loans to small and medium sized enterprise (“SME”) with the term period ranging from 3 months to 6 months.

Loans receivable are recorded at unpaid principal balances, net of allowance for loan losses that reflects the Company’s best estimate of the amounts that will not be collected. As of December 31, 2017, the Company did not provide any provision for loan losses.

The allowance for loan losses is determined at a level believed to be reasonable to absorb probable losses inherent in the loan portfolio as of each balance sheet date. The allowance is provided based on an assessment performed on a portfolio basis. All loans are assessed individually depending on factors such as delinquency rate, size, and other risk characteristics of the portfolio.

Loan principal are charged off when a settlement is reached for an amount that is less than the outstanding balance or when the Company has determined the balance is uncollectable. In accordance with ASC 310-10-35-41, the Company determines that any loans with outstanding balance that are 90 days past due are deemed uncollectible and therefore charged-off.

Note 3 – Summary of significant accounting policies - continued

Prepayments

Prepayments consist of amounts paid in advance to contractors and vendors for goods and services.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method, over the estimated useful lives of these assets. Estimated useful lives of the assets are as follows:

Office furniture	3 years
Electronic equipment	5 years
Automobile	5 years
Leasehold improvement	Shorter of the lease term and useful life

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

Note 3 – Summary of significant accounting policies - continued

Fair Value of Financial Instruments - continued

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

As of December 31, 2016	Level 1	Level 2	Level 3	Balance at fair value

Short term investment – wealth products	$—	$—	$8,274,306	$8,274,306
Cash equivalents – money market funds	—	—	—	—
Total	$—	$—	$—	$8,274,306

As of December 31, 2017	Level 1	Level 2	Level 3	Balance at fair value

Short term investment – wealth products	$—	$—	$—	$—
Cash equivalents – money market funds	7,810,995	—	—	7,810,995
Total	$7,810,995	$—	$—	$7,810,995

There have been no transfers of assets or liabilities between the fair value measurement levels. The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3):

Short-term investments	Level 3
Balance, December 31, 2016	$8,274,306
Purchases	7,398,858
Unrealized gains	270,433
Repayments	—
- Principal	(15,833,556)
- Realized gains	(270,433)
Effect of exchange rate change	160,392
Balance, December 31, 2017	$—

The Company measured short-term investments at fair value on a recurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include market comparable, quoted market rates of interest, third-party pricing information and discounted cash flow projections, which the Company believes is less sensitive to changes in uncertainty given the short-term nature of these investments with a maturity of six months or less. The short-term investments have been classified and accounted for as available-for-sale with unrealized gains and losses recognized in Other Comprehensive Income under Net Unrealized Gain (Loss) on Investments (net of tax effect). Realized gains and losses on short-term investments available for sale are reclassified from Other Comprehensive Income when applicable and recognized in Other Income (Expense) under Realized Gain (Loss) on Investments. An impairment charge is recorded in earnings in the current period when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. For the years ended December 31, 2017 and 2016, the Company did not record any other-than-temporary impairments on short-term investments required to be measured at fair value on a nonrecurring basis. See also Note 4 – Short-term investments.

Note 3 – Summary of significant accounting policies - continued

Risk Reserve Fund

In order to better protect the investors’ interests on our online platform, the Company has voluntarily established a risk reserve fund which is generally equivalent to 2% to 5% of all credit extended to borrowers. Prior to an application for credit being made on our platform, the borrower (or if a guarantor is needed for the borrower, the guarantor) is required to provide an amount equal to 2% to 5% of the aggregate amount of the loan, which is deposited directly into the risk reserve fund and recorded as liabilities from risk reserve fund guarantee on the balance sheet. If the borrower cannot be matched with an investor within the fundraising period (no more than 19 days), all amounts deposited by the borrower or guarantor in the risk reserve fund, as the case may be, will be returned. If the borrower is successfully matched with an investor, the risk reserve fund will be refunded to the borrower if the loan is paid in full at maturity.

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

The risk reserve fund applies to loans facilitated through our online platform, including third party loan assignments in which case Creditor Partners seek to sell their rights as creditors on third party loans with borrowers who are not borrowers on our platform. In the role of transaction intermediary, the Company does not assume credit risk for loans including third party loan assignments facilitated through our online platform and our risk reserve liability is limited to the balance of risk reserve fund that the borrowers or guarantors deposit with us. The determination of the risk reserve fund ratio is made by referencing the overdue default loan data for the industry in which the borrower operates its business. Our risk control department starts with the industry default loan data and credit trend then adjusts it appropriately with information collected from current and past borrower profiles in the same industry on our platform, also taking into consideration communications with and updates from guarantors including changes in guarantee fees they charge borrowers and other measures they would take in providing guarantees. Based on the research results, the risk control department then sets the reserve fund ratio for the industry and reviews and adjusts it regularly if necessary, usually every quarter to six months.

As of December 31, 2017, each loan transaction facilitated on our platform is guaranteed by a third party guarantor who is jointly and severally liable for the loan, except for the third party loan assignments by our Creditor Partners. Since these Creditor Partners are usually our third party cooperative partners who refer borrowers to our platform and provide loan guarantee, the Company does not require them to provide a third party guarantor when they seek to sell their creditor rights on our platform. They will provide a “letter of promise,” which promises that they will guarantee the loan if the Original Borrower defaults and the Company requires them to deposit 2% to 5% of the loan amount into the risk reserve fund as usual. In the event the Original Borrower defaults and the Creditor Partner also defaults on loan repayment, the Company will pay the investors the sum owed from the risk reserve fund. In December 2017, we have started to stop requiring new contributions from most of the borrowers and guarantors to the risk reserve fund, and stopped advertising the establishment of risk reserve funds on the platform. Existing reserve funds are being returned to borrowers and /or guarantors as loans mature and are repaid.

Note 3 – Summary of significant accounting policies - continued

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

Note 3 – Summary of significant accounting policies - continued

Incentives to investors on the online platform

To attract investors to our online platform, the Company provides cash incentives from time to time to qualified investor within a limited period. During the relevant incentive program period, the Company set certain thresholds for the investor to qualify for the cash incentive. When qualified investment is made, the cash incentive is provided to the investor. The cash incentives provided are accounted for as reduction of revenue from investors in accordance with ASC subtopic 605-50. Given the fact that the Company has not generated any revenue from investors since inception, when recording these incentives as a reduction in revenue from investors results in negative revenue for the investors on a cumulative basis, the cumulative shortfall is re-characterized as an expense in accordance with ASC 605-50-45-9, given the inherent uncertainties with the incentive program which may not result in sufficient probable future revenue to the Company to recover such shortfall. For the years ended December 31, 2017 and 2016, we recorded cash incentives of $2,145,576 and $276,226, all of which were re-characterized and recognized as sales and marketing expenses, respectively.

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

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures. The Company does not believe that there was any uncertain tax position at December 31, 2017 and 2016.

Foreign Currency Translation

Benefactum Beijing maintains its accounting records in Renminbi (“RMB”), which is the primary currency of the economic environment in which its operations are conducted. The Company’s principal country of operations is the PRC. The financial position and results of its operations are determined using RMB, the local currency, as its functional currency. The results of operations and the statement of cash flows denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the applicable rates of exchange in effect at that date. The equity denominated in the functional currency is translated at historical rate of exchange. Because cash flows are translated based on the average translation rate, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated Other Comprehensive Income (Loss)”.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. No material transaction gains or losses were recognized for the years ended December 31, 2017 and 2016.

The value of RMB against U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of financial reporting in U.S. dollars.

Note 3 – Summary of significant accounting policies - continued

The following table outlines the currency exchange rates that were used in creating the condensed consolidated financial statements in this report:

	As of December 31, 2017	As of December 31, 2016
Balance sheet items, except for equity accounts	US$1 = RMB 6.5074	US$1 = RMB 6.9448

	For the years ended December 31,
	2017	2016
Items in the statements of income and cash flows	US$1 = RMB 6.7578	US$1 = RMB 6.6441

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to USD and unrealized gain or loss from available-for-sale investment are reported in other comprehensive income (loss) in the consolidated statements of income and other comprehensive income (loss) and the consolidated statements of stockholders’ equity.

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

Note 3 – Summary of significant accounting policies - continued

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain provisions and practical expedients in response to identified implementation issues; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which is intended to clarify the Codification or to correct unintended application of guidance. ASU 2014-09 allows for either full retrospective or modified retrospective adoption. The Company adopted ASU 2014-09 and the related ASUs on January 1, 2018 using the modified retrospective method, which will not result in a cumulative catch-up adjustment to the opening balance sheet of retained earnings at the effective date.

Note 3 – Summary of significant accounting policies - continued

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company has performed an assessment of our revenue contracts and concluded that there will be no change to (1) the timing and pattern of revenue recognition for its current revenue streams in scope of Topic 606, which includes loan facilitation fees, loan repayment management fees, and financing income from entrusted loan lending transactions, (2) the presentation of revenue as gross versus net, or (3) the amount of capitalized contract costs upon adoption of Topic 606. Because there will be no change to the timing and pattern of revenue recognition, we believe there will be no material changes to the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires an entity to recognize lease assets and lease liabilities on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. A modified retrospective approach is required. The Company anticipates the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial position; however, the Company does not believe adoption will have a material impact on the Company’s results of operations. The Company believes the most significant impact relates to our accounting for operating leases for office space and equipment.

In June 2016, the FASB amended guidance related to impairment of financial instruments as part of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective January 1, 2020. The guidance replaces the incurred loss impairment methodology with an expected credit loss model for which a company recognizes an allowance based on the estimate of expected credit loss. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The amendments in this ASU clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Basically these amendments provide a screen to determine when a set is not a business. If the screen is not met, the amendments in this ASU first, require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and second, remove the evaluation of whether a market participant could replace missing elements. These amendments take effect for public businesses for fiscal years beginning after December 15, 2017 and interim periods within those periods, and all other entities should apply these amendments for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 3 – Summary of significant accounting policies - continued

In February 2017, the FASB issued ASU No. 2017-05 (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any noncontrolling interest it receives or retains at fair value. The guidance requires companies to recognize a full gain or loss on the transaction. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 will be eliminated. ASU 2017-05 is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 (“ASU 2017-09”) to provide guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the changes in terms or conditions. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted and application is prospective. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In September 2017, the FASB has issued ASU No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 4 – Short-term investments

On November 7 and December 16, 2016, in order to increase return of the Company’s excess cash held in banks, the Company entered into two short-term entrusted financial management contracts (the “Contracts”) with Shandong Wenye Investment Co., Ltd. (“Wenye”). The contracts provide that the Company entrusted $7,377,434 (or RMB 50 million) and $1,032,841 (or RMB 7 million) in principal, respectively, to Wenye to make investments in principal guaranteed short-term wealth products for the Company. Balance of the short-term investments was $8,274,306 as of December 31, 2016 including the unrealized gain of these investments. The term of both contracts was for six months and upon maturity of these investments in May and June of 2017, respectively, Wenye repaid the entrusted principals with accumulated investment return of $220,810 (or RMB 1,492,192).

In May 2017, the Company entered into an agreement with Jiangxi Bank to purchase a principal-guaranteed wealth management product. Principal of the wealth management product is $7,377,434 (or RMB 50 million) and term of the product was for 68 days from May 3 to July 10, 2017 with annualized rate of return of 3.60%. Upon maturity, Jiangxi Bank repaid the investment principal with accumulated investment return of $49,623 (or RMB 335,342) on July 11, 2017.

Note 5 – Accounts receivable

Accounts receivable include service fees generated through our loan original service and loan repayment service as well as interest receivable from entrusted loans. As of December 31, 2017 and 2016, the Company has service fee receivable balance of $409,566 and $281,038, respectively, from ChinaPnR and Jiangxi Bank.

ChinaPnR is a licensed third party online payment service, who assists us in the disbursement and repayment of loans facilitated through our online platform as well as deducts and remits service fees to us. ChinaPnR usually remits our service fee to our bank account on the next day. Starting in March 2017, the Company engaged Jiangxi Bank to provide fund depository services for our marketplace, pursuant to which Jiangxi Bank will set up separate accounts for borrowers and investors, and assume fund depository functions including settlement, accounting and safeguarding online lending capital. Third-party online payment agents, such as ChinaPnR, operate as the payment channels and only transfer funds to and from fund depository account. The service fee receivable balance is due to the timing difference at end of the periods. All service fee receivable are considered fully collectible and no allowance is deemed necessary.

Note 6 – Short-term loans receivable

In June 2017, the Company started to lend entrusted loans through Qingdao Weichuang, a licensed loan provider under the PRC regulations, to SME and individual borrowers in China. As of December 31, 2017, the Company granted entrusted loans in the aggregate principal amount of $40,492,363 (or RMB 263.5 million) to SME borrowers. The loans are short-term loans with typical loan terms between three and six months, and interest payable on a monthly basis. Interest rates charged are based on negotiation with borrowers, taking into consideration of factors such as duration of the loan, the industry in which the borrower conducts its business, its credit history, financial condition, operating results and cash flows etc.

In connection with execution of the entrusted loan contracts, each borrower is required to engage a third party guarantor, pursuant to which the guarantor has agreed to guarantee the obligation under the entrusted loan contract. The Company pays a processing fee equal to 0.15% of the aggregate loan amount to Qingdao Weichuang for facilitating these entrusted loans. The sister of Mr. Bodang Liu, our chief executive officer and chairman, owns 48.41% of the outstanding equity interests in Qingdao Weichuang. For the year ended December 31, 2017, the processing fee expense paid to Qingdao Weichuang amounted to $78,798.

Note 7 – Prepayments

The following is a summary of prepayments as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Prepaid service fees (i)	$509,166	$2,071,013
Prepayment for rent	57,612	—
Prepayment for advertising	14,706	—
Down payment for fixed asset	—	7,200
Others	—	713
Prepayments	$581,484	$2,078,926

(i)	Prepaid service fees include our prepayments to third-party service providers based on the amount of loans the service providers refer to us. In April 2016, the Company entered into a cooperation agreement with Shanghai Nami Financial Consulting Co., Ltd (“Nami”), amended in October 2016, pursuant to which Nami will refer potential investors to us, and in turn we will pay Nami a service fee based on the number of new registered investors and the amount of loans extended by the investors it refers to us. To secure and grow the cooperation relationship, the Company agreed to make prepayment to Nami. The prepayments are refundable if the service providers fail to refer potential investors to us. As of December 31, 2017 and 2016, the balance of prepaid service fee to Nami was $268,029 and $ 2,069,573, respectively. For the years ended December 31, 2017 and 2016, the aggregated referral fee paid to Nami amounted to $15,330,787 and $7,895,160, respectively.

Note 8 – Other receivables

The following is a summary of other receivables as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
		(Restated)
Security deposit	$188,204	$106,489
Business-related advances	518,127	649,303
VAT receivable	42,740	—
Other receivables	$749,071	$755,792

Security deposit represents various deposits made to vendors for lease, renovation and other services. Business-related advances are amounts advanced or lent without interest to employees and vendors for out-of-pocket expenses and business transactions.

Note 9 – Property and equipment, net

The following is a summary of property and equipment as of December 31, 2017 and 2016:

	2017	2016
Office furniture	$54,024	$41,855
Electronic equipment	351,652	310,769
Automobile	705,219	—
Leasehold improvement	481,183	387,298
Subtotal	1,592,078	739,922
Less: accumulated depreciation	(758,250)	(460,514)
Property and equipment, net	$833,828	$279,408

Depreciation expense for the years ended December 31, 2017 and 2016 were $128,492 and $678,991, respectively.

Note 10 – Investment in equity investees

On September 1, 2017, the Company acquired 4.4538% of equity interests in Shenzhen TouZhiJia Financial Information Service Co., Ltd. (“Shenzhen TouZhiJia Financial”) from three individuals with a total cash consideration of $2,935,121 (RMB 19.1 million). The equity interest the Company acquired was held through three limited partnerships wherein each partnership’s sole purpose is to hold the equity interest of Shenzhen TouZhiJia Financial.

For the purpose of investment, the Company acquired 35.1%, 61.7% and 65.54% equity interests of these three limited partnerships, respectively, which represent 1.4259%, 0.7175% and 2.3104% of the ownership interest in Shenzhen TouZhiJia Financial, respectively. Due to the fact that the only asset in these limited partnerships are their equity investments in Shenzhen TouZhiJia Financial, the Company believes that the acquisition of the equity interest of these limited partnership constitute as an acquisition of an asset rather than an acquisition of a business. The Company doesn’t have significant influence nor control over Shenzhen TouZhiJia Financial. The equity interest in Shenzhen TouZhiJia Financial does not have readily determinable fair value. As a result, the Company accounted for this investment under cost method. As of December 31, 2017, no impairment loss was recognized.

Shenzhen TouZhiJia Financial’s main businesses include vertical Peer-to-Peer (“P2P”) search engine, private wealth management and secondary loan exchange services. Shenzhen TouZhiJia Financial, as a service provider, refers potential investors to the Company through online channel (Note 14). The Company believes this investment could offer new opportunities for operational synergies in the financial information service industry.

Note 11 – Taxes payable

The following is a summary of taxes payable as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Value-added tax	$44,400	$194,178
Corporate income tax	3,213,110	996,274
Withholding tax	15,175	27,505
Business & related taxes	53,789	67,203
Taxes payable	$3,326,474	$1,285,160

Note 12 – Liabilities from risk reserve fund guarantee

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

If a loan is delinquent for a certain period of time, usually within 3 business days, we will withdraw a sum, equal to the overdue principal and interest, from the risk reserve fund to repay the investor (up to the total amount of reserve funds maintained with us by the guarantor of the default loan or the borrower who does not have a guarantor). No such payments were made from the risk reserve fund during the years ended December 31, 2017 and 2016.

The following is a roll-forward of the private loan risk reserve fund for the years ended December 31, 2017 and 2016:

Private loan risk reserve	2017	2016
Balance at beginning of period	$7,297,123	$5,410,913
Increase for new loans	37,127,436	24,467,900
Refund for loan payoffs	(32,969,479)	(22,228,665)
Withdrawals for delinquent loans	—	—
Repayments for delinquent loans	—	—
Effect of exchange rate change	650,477	(353,025)
Balance at end of period	$12,105,557	$7,297,123

In December 2017, we have started to stop requiring new contributions from most of the borrowers and guarantors to the risk reserve fund, and stopped advertising the establishment of risk reserve funds on the platform. Existing reserve funds are being returned to borrowers and /or guarantors as loans mature and are repaid.

Note 13 – Convertible notes payable

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

Note 13 – Convertible notes payable - continued

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

The Notes are secured by a pledge of shares of the Common Stock pursuant to a stock pledge agreement (the “Stock Pledge Agreement”) between Avis Genesis Inc., a majority stockholder of the Company, and the Investors on the basis of one share of Common Stock per $1 loaned under the Note. Other than the shares pledged pursuant to the Stock Pledge Agreement, there is no recourse against the Company upon a default of the Notes.

Since the fair value of the common stock into which the above-mentioned note is converted at the date of the Purchase Agreement is same as the conversion price and the average stated interest rate is in line with the market rate, the Company concludes that there is no beneficial conversion feature associated with the Notes. For the years ended December 31, 2017, the financing expense amounted to $551,087.

Note 14 – Related party transaction

The following is a summary of related parties’ balances as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
		(Restated)
Due from related party
Shenzhen TouZhiJia Financial (i)	$75,149	$—
Due from related party	$75,149	$—

Due to related party
Mr. Bodang Liu, our chief executive officer and chairman (ii)	$214,571	$194,313
Due to related party	$214,571	$194,313

(i)	On September 1, 2017, the Company acquired 4.4538% of equity interests in Shenzhen TouZhiJia Financial, who refers potential investors to our online platform through online channel (Note 10). The Company incurred $353,782 referral service expense to Shenzhen TouzhiJia Financial for the period from September 1 to December 31, 2017. As of December 31, 2017, the balance of the referral service fee prepayment to Shenzhen TouZhiJia Financial was $75,149.

(ii)	The due to related party represents unreimbursed expense paid by related party on behalf of the Company. The balance is non-interest bearing and due on demand.

Note 15 – Income taxes

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

The Company and its subsidiaries had operating losses and the Company recorded a full valuation allowance against those tax losses. All the Company’s consolidated earnings are generated by the Company’ VIE in PRC.

United States

The ultimate holding company, Hui Ying Financial Holdings Corporation is an U.S. company and is subject to the U.S. income tax.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted in the United States. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate from 34% to 21%, implementing a modified territorial tax system and imposing a tax on previously untaxed accumulated earnings and profits (“E&P”) of foreign subsidiaries (the “Toll Charge”). The Toll Charge is based in part on the amount of E&P held in cash and other specific assets as of December 31, 2017. The Toll Charge can be paid over an eight-year period, starting in 2018, and will not accrue interest. The 2017 Tax Act also imposed a global intangible low-taxed income tax (“GILTI”), which is a new tax on certain off-shore earnings at an effective rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset for foreign tax credits. As a fiscal-year taxpayer, certain provisions of the 2017 Tax Act may impact the Company in fiscal 2018, including the Toll Charge, while other provisions, including the GILTI, will be effective starting at the beginning of fiscal 2019.

On December 22, 2017, the Securities and Exchange Commission Staff issued Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that extends beyond one year from the 2017 Tax Act’s enactment date for registrants to complete the accounting under ASC 740. In accordance with SAB 118, a registrant must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a registrant’s accounting for certain income tax effects of the 2017 Tax Act is incomplete, but the registrant is able to determine a reasonable estimate, the registrant must record a provisional estimate to be included in its financial statements. If a registrant is unable to determine a reasonable estimate and record a provisional estimate, the registrant should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

The Company has determined that the Company’s main operating entity in PRC is a VIE owned through contractual agreements instead of direct equity interest. A VIE does not qualify as a reportable controlled foreign corporation (“CFC”) in accordance with its understanding of the Act and guidance available and as a result the Company assessed that it is not subject to the Toll charge tax and GILTI tax under the newly enacted tax laws. .

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

Note 15 – Income taxes - continued

China

The Company’s subsidiary -  Benefactum Shenzhen and VIE - Benefactum Beijing were incorporated in PRC and are subject to income taxes on income arising in or derived from the PRC in which they are domiciled. The applicable statutory tax is 25%. Benefactum Beijing obtained the qualification of High-tech Enterprise in the PRC and enjoys a reduced income tax rate of 15% for a three-year period starting from the tax year of 2017. The qualification of High-tech Enterprise can be renewed upon expiration after the re-evaluation by the PRC authority. Benefactum Beijing’s subsidiaries- Qianhai and Puhui are located in Xinjiang Khorgos Economic Development Zone and enjoy five-year income tax exemption starting from their first profitable year in 2017, followed by a reduced income tax rate of 12.5% for the subsequent five years.

The provision for income taxes consists of the following for the years ended December 31, 2017 and 2016:

	For the years ended December 31,
Current:	2017	2016
United States	$—	$—
Hong Kong	—	—
China	2,563,684	1,058,097
Current provision	2,563,684	1,058,097

Deferred:
United States	—	—
Hong Kong	—	—
China	—	—
Deferred provision	—	—
Total provision for income taxes	$2,563,684	$1,058,097

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended December 31, 2017 and 2016:

	For the years ended December 31,
	2017	2016
Chinese statutory tax rate	25%	25%
Non-deductible expense per PRC tax code	1.2%	5.1%
Effect of tax holiday	(11.8)%
Utilization of net operating loss	—	(6.6)%

Effective tax rate	14.4%	23.5%

For the year ended December 31, 2017 and 2016, the tax holiday effect on basic and diluted net income per share were both $0.03 and Nil per share, respectively. As of December 31, 2017 and 2016, the Company had deferred tax liability of Nil and $16,673, respectively.

Note 16 – Stockholders’ equity

(a) Common stock

As of December 31, 2017 and 2016, the Company had 598,000,000 shares authorized and 72,364,178 shares of common stock issued and outstanding.

(b) Reverse Stock Split

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

Note 17 – Earnings per share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2017 and 206:

	For the years ended December 31,
	2017	2016
Numerator:
Net income - basic	$15,274,091	$3,439,205
Reversal of financing expense on convertible note payable	551,087	—
Net income - diluted	$15,825,178	$3,439,205

Denominator:
Weighted average number of shares - basic	$72,364,178	$68,540,156
Conversion of convertible note payable	3,333,525	—
Weighted average number of shares - diluted	75,697,703	68,540,156

Net income per share - basic	$0.21	$0.05
Net income per share - diluted	$0.21	$0.05

Note 18 – Operating Leases

The Company leases office space for its headquarters in Shanghai and branches in Beijing and Shandong province, and total operating lease expense for the years ended December 31, 2017 and 2016 were $611,335 and $894,638, respectively, which were included in selling, general, and administrative expenses. Future minimum lease payments under non-cancellable operating leases with a term of one year or more consist of the following:

Year	Minimum lease payment
2018	$816,698
2019	81,776
2020	—
Thereafter	—

Note 19 –Concentrations and Risks

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

Foreign currency risk

The Company maintains certain bank accounts in the PRC which are not insured by Federal Deposit Insurance Corporation (“FDIC”) insurance or other insurance. Cash and cash equivalents balance held in PRC bank accounts was $12,684,370 and $8,561,695 as of December 31, 2017 and 2016, respectively, of which no deposits were covered by insurance. For the years ended December 31, 2017 and 2016, all of the Company’s assets and operations were located in the PRC and all of the Company’s revenues were derived from the PRC.

Concentrations risk

No customer accounted for more than 10% of revenues for the years ended December 31, 2017 and 2016.

90.2% and 91.8% of the loans facilitated through our platform for the years ended December 31, 2017 and 2016 were referred through three and two investor referral groups, respectively. Any loss of referrals from these referral groups may have a material impact on the Company’s operation results.

Note 20 – Subsequent event

For purpose of preparing these consolidated financial statements, the Company considered events through March 19, 2018, which is the date the consolidated financial statements were available for issuance. Except for those disclosed above, there were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

SCHEDULE I- PARENT COMPANY BALANCE SHEETS

(UNAUDITED)

	December 31,
	2017	2016
		(As Restated)
ASSETS

Investment in subsidiaries	$28,949,898	$11,110,303
Due from subsidiaries	13,189,164	—
Total assets	$42,139,062	$11,110,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liability
Interest payable	551,087	—
Total current liability	551,087	—

Convertible notes payable	13,189,164	—
Total liabilities	13,740,251	—

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued
Common stock, $0.001 par value, 598,000,000 shares authorized, 72,364,178 shares issued and outstanding as of December 31, 2017 and 2016, respectively	72,364	72,364
Additional paid-in capital	9,527,326	9,527,326
Retained earnings	17,449,837	2,175,746
Accumulated other comprehensive income (loss)	1,349,284	(665,133)
Total stockholders’ equity	28,398,811	11,110,303
Total liabilities and stockholders’ equity	$42,139,062	$11,110,303

The accompanying notes are integral part of Schedule I

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

SCHEDULE I - STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

 (UNAUDITED)

	For The Year Ended December 31,
	2017	2016
		(As Restated)

Equity in profit of subsidiaries	$15,825,178	$3,439,205

Interest expense	551,087
Income before provision for income taxes	15,274,091	3,439,205
Provision for income taxes	—	—
Net income	15,274,091	3,439,205

Other comprehensive income (loss)

Foreign currency translation adjustment	2,014,417	(635,929)
Total comprehensive income	$17,288,508	$2,803,276

The accompanying notes are integral part of Schedule I

HUI YING FINANCIAL HOLDINGS CORPORATION

(f/k/a SINO FORTUNE HOLDING CORPORATION AND SUBSIDIARIES)

SCHEDULE I - STATEMENTS OF CASH FLOWS

(UNAUDITED)

	As of December 31,
	2017	2016
		(As Restated)
Cash flows from operating activities
Net income	$15,274,091	$3,439,205

Adjustments to reconcile net income to net cash used in operating activities:
Equity in profit of subsidiary	(15,825,178)	(3,439,205)
Changes in assets and liabilities:
Due from subsidiaries	(13,189,164)
Interest payable	551,087	—
Net cash used in operating activities	$(13,189,164)	$—

Cash flows from financing activities:
Proceeds from issuance of convertible notes	13,189,164	—
Net cash provided by financing activities	13,189,164	—

Net increase (decrease) in cash	—	—
Cash, beginning of year	—	—
Cash, end of year	$—	$—

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are integral part of Schedule I

NOTES TO SCHEDULE I

NOTE 1. BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiary and variable interest entity (“VIE”) is stated at cost plus equity in undistributed earnings of subsidiaries.

NOTE 2. RESTRICTED ASSETS

The Company’s PRC VIE and subsidiary are restricted in their ability to transfer a portion of their net assets to the Company. The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. The Company’s subsidiaries and its VIEs are also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its statutory reserves account until the accumulative amount of such reserves reaches 50% of its respective registered capital. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends.

In addition, the Company’s operations and revenues are conducted and generated in China, all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

NOTE 3. COMMITMENTS

The Company did not have any significant commitments as at December 31, 2017 and 2016.